Form 10-Q
period 2020-01-31
Freedom Internet Group Inc.
filed 2020-03-20
CIK 1791325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-235873

Freedom Internet Group Inc.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0910894
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

151 Calle San Francisco, Suite 200San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

855-422-4200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,076,800 shares of common stock as of March 16, 2020.

Freedom Internet Group Inc.

  ii

PART I – FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.
BALANCE SHEETS
As of January 31, 2020 (unaudited) and October 31, 2019

	January 31, 2020 (Unaudited)	October 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$820,300	$1,179,497
Due from related party	2,839	2,839
Prepaid expenses	-	5,000
Total Current Assets	823,139	1,187,336

Royalty interests, net of accumulated amortization of $13,791 and $0, respectively	731,884	495,675

Total assets	$1,555,023	$1,683,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$6,244	$7,943
Reserve for share-based payment transactions (SAFE convertible contributions)	1,812,000	1,812,000

Total Liabilities	1,818,244	1,819,943

Stockholders’ Deficit
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 3,076,800 shares issued and outstanding	30,768	30,768
Accumulated deficit	(293,989)	(167,700)
Total Stockholders’ Deficit	(263,221)	(136,932)
Total Liabilities and Stockholders’ Deficit	$1,555,023	$1,683,011

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.
STATEMENTS OF OPERATIONS
For the period since November 15, 2018 (inception) to January 31, 2019 and from the period ended November 1, 2019 to January 31, 2020
(unaudited)

	January 31, 2020	January 31, 2019

Revenue	$-	$-

Operating expenses
Professional and consulting fees	94,395	1,200
Salaries and payroll taxes	17,442	-
Rent expenses	225	25
Amortization of royalty interests	13,791	-
Other expenses	4,724	1,045
Total operating expenses	(130,577)	2,270

Loss from operations	(130,577)	(2,270)

Other income (expenses)
Interest expense	-	-
Interest income	3,900	-
Other	388	25
Total other income (expenses)	4,288	25

Net loss before income taxes	(126,289)	(2,245)
Income tax provision	-	-
Net loss after income taxes	$(126,289)	$(2,245)

Net loss per common share - basic and fully diluted	$(0.04)	$0.00

Weighted average common shares outstanding - basic and diluted	3,076,800	2,076,800

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
From the period since November 15, 2018 (inception) to January 31, 2019 and from the period ended November 1, 2019 to January 31, 2020
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, November 15, 2018 (inception)	-	-	-	$-	$-	$-	$-

Shares issued to founders			2,076,800	20,768	-		20,768

Net loss						(2,245)	(2,245)

Balance, January 31, 2019 (unaudited)	-		2,076,800	20,768	-	$(2,245)	$(18,523)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, November 1, 2019	-	-	3,076,800	$30,768	$-	$(167,700)	$(136,932)

Net loss						(126,289)	(126,289)

Balance, January 31, 2020 (unaudited)	-		3,076,800	$30,768	-	$(293,989)	(263,221)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.
STATEMENTS OF CASH FLOWS
For the three months ended January 31, 2020 (unaudited) and From the period since November 15, 2018 (inception) to January 31, 2019

	For the three months ended January 31, 2020	For the period since November 15, 2018 (inception) to January 31, 2019

Cash flows from operating activities:
Net loss	$(126,289)	$(2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	13,791	-
Prepaid expenses	5,000
Accounts payable and accrued liabilities	(1,699)	-
Net cash used in operating activities	(109,197)	$(2,245)

Cash flows from investing activities	-	-
Purchase of royalty interest	(250,000)	-
Net cash used in investing activities	(250,000)	-
Cash flows from financing activities
Issuance of founders’ shares	-	20,768
Net cash provided from financing activities	-	$20,768

Net change in cash and cash equivalents	(359,197)	18,523
Cash and cash equivalents, at beginning of period	1,179,497	-
Cash and cash equivalents, at end of period	$820,300	$18,523

Supplemental cash flow information:
Interest paid	$42	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On November 15, 2018, (commencement of operations) Freedom Internet Group, Inc. (the “Company”), was organized in Puerto Rico to provide Internet-focused entrepreneurs with business consulting services, centralized management services and revenue-based financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2020, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2019.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is in the development stage, which is defined as an entity devoting substantially all of its efforts to establishing a new business and for which its primary line of business has not yet begun. As of October 31, 2019, the Company was still in the process of developing its accounting policies and procedures. Following is a description of the more significant accounting policies followed by the Company:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Royalty Interests

The Company has a total of $745,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

During the three months ended January 31, 2020, the Company amortized $13,791 of the royalty interests.

Revenue Recognition

We recognize revenue upon collection from amounts due under royalty interest agreements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017, and is to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. Under ASU 2014-09, the Company will be required to estimate the amount of royalties on the accrual basis. The Company has elected to delay the application of new accounting standards under the provisions of our status as an emerging growth company pursuant to the JOBS Act. We will adopt this standard using the full retrospective methodology for our annual period ending on October 31, 2020 as allowed by the JOBS Act. Adoption is not anticipated to have a material effect on our financial statements.

Expenses are recognized when incurred.

Income Taxes
 Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the Enactment date. A valuation allowance is established for deferred tax assets that, based on management’s evaluation, are not expected to be realized.

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of January 31, 2020.

3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, the Company acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. The Company purchased a royalty interest from Wiz for $300,000 which provides it with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized no revenue during the three months ended January 31, 2020.

The Company amortized $5,833 of the original royalty purchase into royalty expense for the three months ended January 31, 2020.

Offito, LLC

On October 15, 2019, the Company acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. The Company purchased a royalty interest from Offito for $195,000 which provides it with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. The Company had no revenue from Offito, during the three months ended January 31, 2020.

The Company amortized $3,791 of the original royalty purchase into royalty expense for the three months ended January 31, 2020.

Growth Stack, Inc.

On November 22, 2019, the Company acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. The Company purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of Net Sales per month, and 3% of the next $100,000 of Net Sales per month. The Company will also receive 1% of the Net Sales in excess of $200,000 per month, until it receives a total of $500,000 in aggregate royalty payments from Growth Stack. The Company is also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal shareholder of Growth Stack.
Royalty payments will be due monthly.

During the three months ended January 31, 2020, the Company recognized no revenue related to Growth Stack, Inc. The Company amortized $4,167 of the original purchase of the royalty into royalty expense during the three months ended January 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

●  the timing of the development of future products;
●  projections of costs, revenue, earnings, capital structure and other financial items;
●  statements of our plans and objectives;
●  statements regarding the capabilities of our business operations;
●  statements of expected future economic performance;
●  statements regarding competition in our market; and
●  assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 2020; However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to revenue produced from our operators.

Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Freedom Internet Group Inc.

Principal Services

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to revenue produced from our operators. The revenue generated by our operators is typically from physical or digital product sales, subscriptions and advertising.

Our purchase of royalty interests enables entrepreneurs to raise non-dilutive capital and retain control of their businesses. When we enter into royalty interest agreements, our primary objectives are to generate revenue streams from our operators and increase our corporate cash flow. In some cases, we may also generate a premium on our original purchase price if a royalty interest is redeemed by an operator or third-party such as a buyer of an operator. We plan to acquire royalty interests that can generate a 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target.

Royalty interests are purchased for a fixed amount of capital in exchange for pre-determined royalty payments. Depending on the unique agreement, (i) royalty payments can be made monthly, quarterly or annually, (ii) royalty payments can be made in perpetuity or for a limited amount of time, (iii) royalty payment calculations can change during the term of the royalty interest agreement based on certain performance metrics or time and (iv) royalty payments can be calculated off gross revenue of our operators, or off net-revenue, which accounts for certain defined adjustments to gross revenue, or off unit sales.

Strategy

We look for businesses operated by managers, referred to as operators, and acquire a passive interest so that we can participate in the revenue generated.

We use a series of quantitative, qualitative, financial, and legal criteria by which we evaluate the potential acquisition of royalty interests. We plan to acquire assets with an income focus, and our target is to acquire assets generating uncorrelated income of 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target. Among the factors considered are: (1) the business track record of revenue and earnings; (2) the type of business that generates royalties; (3) the experience and skill of the active management team of the business; (4) our assessment of the longevity and staying power of the underlying business; and (5) the potential for revenue growth and capital appreciation.

We have established our business model based on the premise that acquiring non-operating, passive royalty interests in businesses that can produce above average returns. The key elements of our business model and growth strategy are as follows:

1. Focus on non-operating royalty interests in high-quality Internet based businesses.
2. Negotiate new royalty interest agreements with operators.
3. Acquire pre-existing royalty interests from third parties.
4. Partner with experienced managers that have a proven track record.
5. Provide flexible royalty interest acquisition terms that work for operators and us.

Customers

We primarily intend to negotiate royalty interests from Internet based businesses, but we may also acquire existing royalty interests from third parties. A key element of our business model is the building of a diversified portfolio of high-quality royalty interests from Internet based businesses.

We currently, and generally at any time, have royalty interest acquisition opportunities in various stages of active review. At this time, we cannot provide assurance that any of the possible transactions under review by us will be concluded successfully.

Sales and Marketing

We presently identify prospective royalty opportunities through personal relationships of our CEO Alton “Ace” Chapman, Jr. In the future, we plan to pay for online advertisements and may enter into third-party marketing agreements to expand our reach. At present, there is no direct correlation between revenues and marketing expenses.

Competition

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing businesses with capital, including but not limited to investment banking firms, investment funds, financial institutions, government agencies and private individuals.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our products could substantially decline.

Intellectual Property

We do not own any patents, trademarks, licenses, franchises or concessions aside from the FIGIroyalty.com domain name.

Technology

We currently use off the shelf technology to operate our business.

Regulation of our Business

We are subject to common business, tax and regulations pertaining to the operation of our business. We believe that compliance of governmental regulations will be additional responsibilities of our management.

Employees

We have no full-time employees. We have three part-time employees:

-  Our Chief Executive Officer
-  Our Chief Operating Officer
-  Our Chief Financial Officer

We also have one part-time subcontracted accountant in the United States.

Properties

Our corporate headquarters is located in San Juan, Puerto Rico. We rent our corporate headquarters for $75 per month, on a month to month basis. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Material agreements

Consulting Agreement with Maxim Partners, LLC

We entered into two agreements with Maxim Partners, LLC, a Puerto Rico limited liability company, to provide us with business consulting services until January 31, 2021, including to consult and advise about: (a) our corporate structure and strategic advice in connection with going public; (b) engaging appropriate SEC counsel, auditors, transfer agents and other professionals for the purpose of going public as a registered fully reporting public company; (c) assistance in the compilation of information necessary for preparation of this registration statement; (d) advice on responses to registration statement comments by the Securities and Exchange Commission and comments by FINRA regarding quotation of our securities and (e) compilation of the information necessary to achieve a Standard Manual exemption for secondary trading.

We have paid Maxim Partners, LLC a cash consulting fee of $145,000. We are obligated to pay additional cash consulting fees of $55,000 upon achievement of the following milestones: $35,000 upon notification that the common shares have been approved for publication, listing or quotation, $15,000 upon submission of the first Form 10-Q and $5,000 upon submission of the first Form 10-K. There can be no assurance that all or any of the milestones will be achieved.

 Legal proceedings

We may from time to time be involved in routine legal matters incidental to our business; however, we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

Results of Operations

From the three months ended January 31, 2020 and for the period since November 15, 2018 (inception) to January 31, 2019:

Revenues: We did not generate any revenues for the three months ended January 31, 2020.

Operating Expenses: Our operating expenses consisted of $94,395 of professional and consulting fees, $17,442 of salaries and payroll taxes, $225 of rent expenses, $4,724 of other expenses and $13,791 of amortization of royalty expenses for the three months ended January 31, 2020. Operating Expenses consisted of $1,200 of professional and consulting fees and $1,045 of other expenses, for the three months ended January 31, 2019.

Operating expenses increased over the comparable period primarily due to the Company having minimal activity for the period since November 15, 2018 (inception) to January 31, 2019. Professional fees and salaries increased as a result of the Company executing its business plan to acquire royalty interest and prepare and file regulatory filings. Amortization of royalty interests increased as there were no royalty interests outstanding in the prior period. Amortization began during the three months ended January 31, 2020.

Other Income: Our other income consisted of $4,288 including $3,900 of interest income for the three months ended January 31, 2020 and $25 for the three months ended January 31, 2019.

Net Loss: We had a net loss of $126,289. The results of operations for three months ended January 31, 2020 are not indicative of the results for any future interim period. We expect to considerably increase our operating expenses in the future, particularly expenses in accounting and legal fees.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2020 reflects cash assets of $820,300, due from related party of $2,839, royalty interests of $731,884 and $1,818,244 in liabilities, including $1,812,000 of reserved for share-based payment transactions (SAFE convertible contributions).

Our cash primarily came from the issuance of a series of simple agreements for equity (collectively, the “Series 1 SAFE’s”) in March 2019 in which we raised $1,812,000.

The $359,197 decrease in cash from October 31, 2019 was primarily due to the purchase of a royalty interest for $250,000 and the cash used for operating expenses of $109,197.

Over the next 12 months, we anticipate needing approximately $100,000 for accounting, legal, interest payments and working capital. We will utilize the cash currently held by the company to pay such expenses.

In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing shareholders may face substantial dilution. If we issue preferred stock, we may be obligated to pay a substantial amount of interest which would reduce our cash available for working capital. In addition, holders of preferred stock may be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common stock would be paid anything.

Currently, we do not have any arrangements for any financing, whether it be through the sale of common stock or preferred stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2020:

● We do not have written documentation of our internal control policies and procedures.

● Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of January 31, 2020, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

The following risk factors supplement the Risk Factors described in our Form S-1 Registration Statement filed on February 26, 2020 and should be read in conjunction therewith.

The novel strain of coronavirus (“COVID-19”) could have an adverse effect on our business operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a global pandemic. Disruptions to our business operations could occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, facility closures, and travel and logistics restrictions in connection with the outbreak.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2020, our S-1 Registration Statement (Commission file No. 333-235873) became effective. The S-1 Registration Statement registered for sale up to 300,000 shares of our common stock offered at $6.00 per share. To date, our offering pursuant to this registration statement has not commenced because our management did not deem market conditions to be favorable to sell the shares of common stock at this time. As a result, no shares of our common stock have been sold and our Company has no use of proceeds information to disclose in this Report on Form 10-Q. The offering has not been terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.1	Form of SAFE Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.11	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.1	2019 Stock Incentive Plan	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.2	Maxim Partners, LLC Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.21	Maxim Partners, LLC Agreement Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.3	Wiz Motions LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.4	Offito LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.5	Growth Stack LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2020.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton “Ace” Chapman
Alton Ace Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer