Form 10-Q
period 2020-04-30
Freedom Internet Group Inc.
filed 2020-06-15
CIK 1791325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-56149

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,076,800 shares of common stock as of June 15, 2020.

Freedom Internet Group Inc.

ii

PART I – FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS
As of April 30, 2020 (unaudited) and October 31, 2019

	April 30, 2020 (Unaudited)	October 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$568,417	$1,179,497
Due from related party	2,839	2,839
Prepaid expenses	-	5,000
Total Current Assets	571,256	1,187,336

Royalty interests, net of accumulated amortization of $27,208 and $0, respectively	898,467	495,675

Total assets	$1,469,723	$1,683,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$17,352	$7,943
Reserve for share-based payment transactions (SAFE convertible contributions)	1,812,000	1,812,000

Total Liabilities	1,829,352	1,819,943

COMMITMENTS AND CONTINGENCIES (See Note 4)

Stockholders’ Deficit
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 3,076,800 shares issued and outstanding	30,768	30,768
Accumulated deficit	(390,397)	(167,700)
Total Stockholders’ Deficit	(359,629)	(136,932)
Total Liabilities and Stockholders’ Deficit	$1,469,723	$1,683,011

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months ended April 30, 2020 and 2019 and the period since November 15, 2018 (inception) to April 30, 2019 and for the six months ended April 30, 2020
(unaudited)

	For the Three Months Ended		For the period since November 15, 2018 (inception) to April 30, 2019 and from the six months ended
	April 30,		April 30,
	2020	2019	2020	2019

Revenues
Royalties	$21,533	$-	$21,533	$-

Operating Expenses
Advertising	666	-	2,546	-
Professional and consulting	61,313	90,375	156,033	91,575
Salaries and payroll taxes	30,537	10,911	47,978	10,911
Rent expense	225	448	450	473
Amortization of royalty interests	13,417	-	27,208	-
Other expenses	14,398	98	16,869	1,143
Total Operating Expenses	120,556	101,832	251,084	104,102

Loss from operations	(99,023)	(101,832)	(229,551)	(104,102)

Other Income (Expense)
Interest expense	-	-	(48)	-
Interest income	2,407	-	6,307	-
Other	206	-	595	25
Total other income (expense)	2,613	-	6,854	25
Net Loss	$(96,410)	$(101,832)	$(222,697)	$(104,077)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted average shares outstanding - basic	3,076,800	2,953,200	3,076,800	1,679,800
Weighted average shares outstanding - fully diluted	3,076,800	2,953,200	3,076,800	1,679,800

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

From the period since November 15, 2018 (inception) to April 30, 2019 and from the period November 1, 2019 to April 30, 2020

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance November 15, 2018 (inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	2,076,800	20,768	-	-	20,768

Net loss	-	-	-	-	-	(2,245)	(2,245)

Balance, January 31, 2019			2,076,800	20,768	-	(2,245)	18,523

Shares issued to founders	-	-	1,000,000	10,000	-	-	10,000

Net loss	-	-	-	-	-	(101,832)	(101,832)

Balance April 30, 2019(unaudited)	-	$-	3,076,800	$30,768	$-	$(104,077)	$(73,309)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance November 1, 2019)	-	$-	3,076,800	$30,768	$-	$(167,700)	$(136,932)

Net loss	-	-	-	-	-	(126,287)	(126,287)

Balance, January 31, 2020			3,076,800	30,768	-	(293,987)	(263,219)

Net loss	-	-	-	-		(96,410)	(96,410)

Balance April 30, 2020(unaudited)	-	$-	3,076,800	$30,768	$-	$(390,397)	$(359,629)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended April 30, 2020 and from the period since November 15, 2018 (inception) to April 30, 2019
(unaudited)

	For the six months ended April 30, 2020	For the period since November 15, 2018 (inception) to April 30, 2019

Cash flows from operating activities:
Net loss	$(222,697)	$(104,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	27,208	-
Prepaid expenses	5,000
Accounts payable and accrued liabilities	9.409	348
Net cash used in operating activities	(181,080)	$(103,729)

Cash flows from investing activities
Purchase of royalty interest	(430,000)	(250,000)
Net cash used in investing activities	(430,000)	(250,000)
Cash flows from financing activities
Issuance of founders’ shares	-	30,768
Issuance of SAFE agreements	-	1,812,000
Net cash provided from financing activities	-	$1,842,768

Net change in cash and cash equivalents	(611,080)	1,489,039
Cash and cash equivalents, at beginning of period	1,179,497	-
Cash and cash equivalents, at end of period	$568,417	1,489,039

Supplemental cash flow information:
Interest paid	$48	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On November 15, 2018, (commencement of operations) Freedom Internet Group Inc. (the “Company”), was organized in Puerto Rico to provide Internet-focused entrepreneurs with business consulting services, centralized management services and revenue-based financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2020, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2019.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is in the development stage, which is defined as an entity devoting substantially all of its efforts to establishing a new business and for which its primary line of business has not yet begun. As of April 30, 2020, the Company was still in the process of developing its accounting policies and procedures. Following is a description of the more significant accounting policies followed by the Company:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Royalty Interests

The Company has a total of $925,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

During the six months ended April 30 2020, the Company amortized $27,208 of the royalty interests into expense.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned and collectability assured.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017, and is to be applied either retrospectively to each prior reporting period presented or retrospectively with thecumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. Under ASU 2014-09, the Company will be required to estimate the amount of royalties on the accrual basis. The Company has elected to delay the application of new accounting standards under the provisions of our status as an emerging growth company pursuant to the JOBS Act. We will adopt this standard using the full retrospective methodology for our annual period ending on October 31, 2020 as allowed by the JOBS Act. Adoption is not anticipated to have a material effect on our financial statements.

The Company plans to recognize revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the Enactment date. A valuation allowance is established for deferred tax assets that, based on management’s evaluation, are not expected to be realized, therefore no income tax provision/benefit has been recorded in the accompanying condensed statements of operations.

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of April 30, 2020.

3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, the Company acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. The Company purchased a royalty interest from Wiz for $300,000 which provides it with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $13,384 in revenue during the three and six months ended April 30, 2020.

Offito, LLC

On October 15, 2019, the Company acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. The Company purchased a royalty interest from Offito for $195,000 which provides it with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. The Company had no revenue from Offito, during the three and six months ended April 30, 2020.

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

During the three and six months ended April 30, 2020, the Company recognized revenue of $8,149 and $0respectively related to Growth Stack, Inc.

Pick A Toilet LLC

On April 1, 2020, the Company acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. The Company purchased a royalty interest from Pick A Toilet for $180,000, which provides the Company a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, the Company will receive the results from the Operator and subsequently invoice the operator for its share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on the Company’s invoice.

For the six months ended April 30, 2020, the Company recognized no revenue related to Pick a Toilet.

The Company recorded total amortization expense related to the original royalty agreement purchases of $13,417 and $27,208 for the three and six month periods ended April 30, 2020. No such agreements existed during the three and six month periods ended April 30, 2019.

4. COMMITMENTS AND CONTINGENCIES

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 19, 2020; However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Strategy

We look for businesses operated by managers, referred to as operators, and acquire a passive interest so that we can participate in the revenue generated by paying up front for the royalty interest.

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

5.
Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended April 30, 2020 and 2019

	Three months ended April 30, 2020	Three months ended April 30, 2019	Variance
Revenues	$21,533	-	$21,533
Operating Expenses:
Consulting and Professional fees	61,313	90,375	(29,062)
Salaries and payroll taxes	30,537	10,911	19,626
Website development	12,250	-	12,250
Amortization of Royalty Interests	13,417	-	13,417
Other business expenses	3,039	546	2,493
Total Operating expenses	120,556	101,832	18,724
other income	2,613	-	2,613
Net loss	$(96,410)	$(101,832)	$(5,422)

Revenues: We generated $21,533 and $0 of revenues for the three months ended April 30, 2020 and 2019, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests in 4 operators.

Operating Expenses: Overall operating expenses increased to $120,556 for the three months ended April 30, 2020 as compared to $101,832 for the three months ended April 30, 2019, generally because of increasing our web presence with new website development of $12,250, increases in salaries for our founders of $19,626, amortization of royalty interests of $13,417, offset by a decrease in professional and consulting fees of $29,062 related to costs incurred related to the public offering process. Our net loss decreased from $101,832 to $96,410 primarily due to the $21,533 revenue collected from our operators and our other income of $2,613, offset by our increase in operating expenses.

Results of Operations for the six months ended April 30, 2020 and the period from November 15, 2018 (inception) to April 30, 2019

	Six months ended April 30, 2020	Period from November 15, 2018 (inception) to April 30, 2019	Variance
Revenues	$21,533	-	$21,533
Operating Expenses:
Consulting and Professional fees	156,033	91,575	64,458
Salaries and payroll taxes	47,978	10,911	37,067
Website development	12,250	-	12,250
Amortization of Royalty Interests	27,208	-	27,208
Other business expenses	7,615	1,616	5,999
Total Operating expenses	251,084	104,102	146,982
Other income (net of interest expense)	6,854	25	6,829
Net loss	$(222,697)	$(104,077)	118,620

Revenues: We generated $21,533 and $0 of revenues for the six months ended April 30, 2020 and the period ended 2019, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests in 4 operators.

Operating Expenses: Our operating expenses increased from $104,102 during the period ending April 30, 2019 to $251,084 for the six months ended April 30, 2020. The increase of $146,982 was primarily due to the increase of $64,458 in consulting and professional fees related to fees paid to third parties for the public offering process; and increase of $37,067 in salaries and payroll tax expense for our founders; increased costs related to branding and development of our website of $12,250 and amortization of our royalty interests of $27,208. The increase in operating expenses for the six months period ended April 30, 2020 as compared to the period ended April 30, 2019 was offset by our increase in revenue recognized from our collection of royalties from the operators and interest income from interest earned on our money market account.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2020 as compared to October 31, 2019 reflects a decrease of cash assets of $611,080 due primarily to a net loss of $222,697 and purchases of royalty interests in operators of $430,000, offset by the amortization of royalty interest.

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

Other Factors

We continue to seek to expand and diversify the types of licensed royalty interests we pursue. However, the impacts of the current COVID-19 pandemic are broad reaching and the total impact on our royalty business is to date unknown. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing, we do not expect our results for 2020 to be significantly affected.

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

Off-Balance Sheet Arrangements

As of April 30, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended April 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2020:

●
We do not have written documentation of our internal control policies and procedures.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of April 30, 2020, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the six months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 26, 2020, our S-1 Registration Statement (Commission file No. 333-235873) became effective. During the period covered during this report, no shares of our common stock have been sold and our Company has no use of proceeds information to disclose in this Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.1	Form of SAFE Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.11	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.1	Pick A Toilet, LLC Royalty Agreement	Filed Herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2020.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer