Form 10-Q
period 2020-07-31
Freedom Internet Group Inc.
filed 2020-09-14
CIK 1791325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

Or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56149

Freedom Internet Group Inc.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0910894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Calle San Francisco, Suite 200San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,076,800 shares of common stock as of September 14, 2020

Freedom Internet Group Inc.

 ii

PART I –  FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS
As of July 31, 2020 (unaudited) and October 31, 2019

	July 31, 2020 (Unaudited)	October 31, 2019
ASSETS
Cash and cash equivalents	$578,944	$1,179,497
Due from related party	-	2,839
Prepaid expenses	-	5,000
Total Current Assets	578,944	1,187,336

Royalty interests, net of accumulated amortization of $42,625 and $0, respectively	883,050	495,675

Total assets	$1,461,994	$1,683,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$23,569	$7,943
Reserve for share-based payment transactions (SAFE convertible contributions)	1,812,000	1,812,000
Total current liabilities	1,835,569	1,819,943

Non-current Liabilities
Notes payable	7,400	-

Total Liabilities	1,842,969	1,819,943

COMMITMENTS AND CONTINGENCIES (See Note 6)

Stockholders’ Deficit
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 3,076,800 shares issued and outstanding	30,768	30,768
Common stock subscribed	14,375	-
Additional paid in capital	625	-
Accumulated deficit	(426,743)	(167,700)
Total Stockholders’ Deficit	(380,975)	(136,932)
Total Liabilities and Stockholders’ Deficit	$1,461,994	$1,683,011

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2020 and 2019 and the period since November 15, 2018 (inception) to July 31, 2019 and for the nine months ended July 31, 2020
(unaudited)

	For the Three Months ended July 31,		For the period since November 15, 2018 (Inception) to July 31, 2019 and for the nine-months ended July 31,
	2020	2019	2020	2019
Revenues
Royalties	$40,103	$-	$61,636	$-

Operating Expenses
Advertising	9,487	-	12,032	-
Professional and consulting	27,710	16,045	183,743	107,619
Salaries and payroll taxes	29,931	10,546	77,910	21,457
Rent expense	125	225	575	698
Amortization of royalty interests	15,417	-	42,625	-
Other expenses	696	1,179	17,565	2,324
Total Operating Expenses	83,366	27,995	334,450	132,098

Loss from operations	(43,263)	(27,995)	(272,814)	(132,098)

Other Income (Expense)
Interest expense	-	-	(48)	-
Interest income	181	-	6,488	-
Other	6,736	15	7,331	40
Total other income (expense)	6,917	15	13,771	40
Net Loss	$(36,346)	$(27,980)	$(259,043)	$(132,058)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)	$(0.08)	$(0.06)

Weighted average shares outstanding - basic	3,076,800	3,076,800	3,076,800	2,176,000
Weighted average shares outstanding - diluted	3,076,800	3,076,800	3,076,800	2,176,000

The accompanying notes are an integral part of these condensed financial statements.

 FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

From the period since November 15, 2018 (inception) to July 31, 2019 and from the period November 1, 2019 to July 31, 2020
(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance November 15, 2018 (inception)	-	$-	-	$-	$-	-	$-	$-

Shares issued to founders	-	-	2,076,800	20,768	-	-	-	20,768

Net loss	-	-	-	-	-	-	(2,245)	(2,245)

Balance, January 31, 2019			2,076,800	20,768	-	-	(2,245)	18,523

Shares issued to founders	-	-	1,000,000	10,000	-	-	-	10,000

Net loss	-	-	-	-	-	-	(101,832)	(101,832)

Balance April 30, 2019 (unaudited)	-	$-	3,076,800	$30,768	-	$-	$(104,077)	$(73,309)

Net loss	-	-	-	-	-	-	(27,980)	(27,980)
Balance July 31, 2019 (unaudited)	-	3	3,076,800	$30,768	-	$-	$(132,057)	$(101,289)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance November 1, 2019)	-	$-	3,076,800	$30,768	$-	-	$(167,700)	$(136,932)

Net loss	-	-	-	-	-	-	(126,287)	(126,287)

Balance, January 31, 2020			3,076,800	30,768	-	-	(293,987)	(263,219)

Net loss	-	-	-	-	-	-	(96,410)	(96,410)

Balance April 30, 2020 (unaudited)	-	$-	3,076,800	$30,768	-	$-	$(390,397)	$(359,629)

Common Stock – subscribed in private placement	-	-	-	-	14,375	-	-	14,375
Warrants issued	-	-	-	-	-	625	-	625
Net loss	-	-	-	-	-	-	(36,346)	(36,346)
Balance July 31, 2020 (unaudited)	-	$-	3,076,800	$30,768	$14,375	$625	$(426,743)	$(380,975)

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended July 31, 2020 and from the period since November 15, 2018 (inception) to July 31, 2019
(unaudited)

	For the nine months ended July 31, 2020	For the period since November 15, 2018 (inception) to July 31, 2019
Cash flows from operating activities:
Net loss	$(259,043)	$(132,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	42,625	-
Due from related party	2,839	(2,839)
Prepaid expenses	5,000	-
Accounts payable and accrued liabilities	15,626	13,547
Net cash used in operating activities	(192,953)	(121,350)

Cash flows from investing activities
Purchase of royalty interest	(430,000)	(250,000)
Net cash used in investing activities	(430,000)	(250,000)
Cash flows from financing activities
Proceeds from Paycheck Protection Program	7,400	-
Stock subscription	14,375	-
Sale of warrants	625	-
Issuance of founders’ shares	-	30,768
Issuance of SAFE instruments	-	1,812,000
Net cash provided from financing activities	22,400	1,842,768

Net change in cash and cash equivalents	(600,553)	1,471,418
Cash and cash equivalents, at beginning of period	1,179,497	-
Cash and cash equivalents, at end of period	$578,944	$1,471,418

Supplemental cash flow information:
Interest paid	$48	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On November 15, 2018, (commencement of operations) Freedom Internet Group Inc. (the “Company”) was organized in Puerto Rico to provide Internet-focused entrepreneurs with business consulting services, centralized management services and revenue-based financing. The Company is engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses. Royalty interests are passive (non-operating) agreements that provide the Company with contractual rights to revenue produced from operators.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended July 31, 2020, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2019.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is in the development stage, which is defined as an entity devoting substantially all of its efforts to establishing a new business and for which its primary line of business has not yet begun. As of July 31, 2020, the Company was still in the process of developing its accounting policies and procedures. Following is a description of the more significant accounting policies followed by the Company:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Royalty Interests

The Company has a total of $925,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests over the estimated life of the cash flows produced by the agreement, which is initially estimated at 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates royalty agreement at subsequent reporting periods to determine if a change in the underlying agreement or cash flows warrants a change in the estimate. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

During the nine and three months ended July 31, 2020, the Company amortized $42,625 and $15,417 of the royalty interests into expense.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned and collection is reasonably assured.

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

The Company plans to recognize revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of July 31, 2020.

3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, the Company acquired a royalty interest from Wiz Motions, LLC (“Wiz”), a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. The Company purchased a royalty interest from Wiz for $300,000 which provides it with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $18,603 and $31,678 in revenue during the three and nine months ended July 31, 2020, respectively.

Offito, LLC

On October 15, 2019, the Company acquired a royalty interest from Offito, LLC (“Offito”), a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. The Company purchased a royalty interest from Offito for $195,000 which provides it with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. The Company had no revenue from Offito, during the three and nine months ended July 31, 2020.

Growth Stack, Inc.

On November 22, 2019, the Company acquired a royalty interest from Growth Stack, Inc. (“Growth Stack”), a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. The Company purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of Net Sales per month, and 3% of the next $100,000 of Net Sales per month. The Company will also receive 1% of the Net Sales in excess of $200,000 per month, until it receives a total of $500,000 in aggregate royalty payments from Growth Stack. The Company is also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal shareholder of Growth Stack. Royalty payments are due monthly.

During the three and nine months ended July 31, 2020, the Company recognized revenue of $12,500 and $20,682, respectively related to Growth Stack, Inc.

Pick A Toilet LLC

On April 1, 2020, the Company acquired a royalty interest from Pick A Toilet, LLC (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. The Company purchased a royalty interest from Pick A Toilet for $180,000, which provides the Company a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, the Company will receive the results from the Operator and subsequently invoice the operator for its share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on the Company’s invoice.

For the three and nine months ended July 31, 2020, the Company recognized $ 9,000 and $9,000, respectively, related to Pick a Toilet.

The Company recorded total amortization expense related to the original royalty agreement purchases of $15,417 and $42,625 for the three and nine-month periods ended July 31, 2020. No such agreements existed during the three and nine-month periods ended July 31, 2019.

4. NOTE PAYABLE

On July 1, 2020, the Company closed a loan of $7,400 (the “PPP loan”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan matures on June 30, 2025, and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after the loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at the Company’s election, the eight-week period or twenty-four-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000 prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The balance of the loan at July 31, 2020 was $7,400.

5. COMMON STOCK

In June 2020, the Company, through a private offering, offered an aggregate of $1,800,000 of units, each unit consists of a subscription for 100 shares of Company $0.01 par value common stock and a warrant to purchase an additional 100 shares of Company common stock at an exercise price of $8.00 per share. Units are offered, at a purchase price of $600 per unit. In July 2020, the Company sold 25 units, or a subscription for 2,500 shares of common stock for an aggregate purchase price of $15,000. The subscription included detachable warrants to purchase an additional 2,500 shares at $8.00 per share with a term ending on December 31, 2021.

6. STOCK PURCHASE WARRANTS

In July 2020, the Company issued warrants in connection with the sales of stock subscriptions as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at April 30, 2020	-	-
Granted	2,500	$8.00
Forfeit or cancelled	-	-
Exercised	-	-
Balance at July 31, 2020	2,500	$8.00

The fair value of the warrants at July 22, 2020 was $625 and was determined using the Black-Scholes option pricing model with the following assumptions:

Expected Life	1.42 years
Volatility	28% *
Dividend Yield	0% **
Risk Free Interest Rate	0.14% ***

*
The volatility rate is based on the average volatility rate of comparable publicly traded companies
**
The Company has no history or expectation of paying cash dividends on its common stock
***
The risk-free interest rate is based on the U.S Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

7. COMMITMENTS AND CONTINGENCIES

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

The Company received two economic injury disaster loan (“EIDL”) grants in the amount of $1,500 and $5,000. These amounts are included in other income during the three and nine months ended July 31, 2020.

8. SUBSEQUENT EVENTS

In August and September 2020, the Company pursuant to a private offering has received $471,800 for the purchase of 786 units or subscriptions for 78,633 shares of common stock and 78,633 warrants to purchase additional shares at $8.00 per share. Of the total funds received, 556 units subscriber for remain subject to legal review and verification. If the investors are not verified as accredited investors, the Company would need to refund approximately $333,798.

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

1.Focus on non-operating royalty interests in high-quality Internet based businesses.

2.Negotiate new royalty interest agreements with operators.

3.Acquire pre-existing royalty interests from third parties.

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended July 31, 2020 and 2019

	Three months ended July 31, 2020	Three months ended July 31, 2019	Variance
Revenues	$40,103	-	$40,103
Operating Expenses:
Advertising and Marketing	9,487	-	9,487
Consulting and Professional fees	27,710	16,045	11,665
Salaries and payroll taxes	29,931	10,546	19,385
Amortization of Royalty Interests	15,417	-	15,417
Other business expenses	821	1,404	(583)
Total Operating expenses	83,366	27,995	55,371
Other income	6,917	15	6,902
Net loss	$(36,346)	$(27,980)	$(8,366)

Revenues: We generated $40,103 and $0 of revenues for the three months ended July 31, 2020 and 2019, respectively. Our revenues came from collection from royalty interests of 3 operators. We currently have royalty interests associated with 4 operators.

Operating Expenses: Overall operating expenses increased to $83,366 for the three months ended July 31, 2020 as compared to $27,995 for the three months ended July 31, 2019, generally because of increasing our advertising and marketing by $9,487, increases in salaries for our founders of $19,385, amortization of royalty interests of $15,417, offset by a decrease in other expenses of $583. Our net loss increased from $27,980 to $36,346 primarily due to the increase in marketing efforts. Other income increased by $6,902 due to receiving two EIDL grants associated with the COVID relief totaling $6,500.

Results of Operations for the nine months ended July 31, 2020 and the period from November 15, 2018 (inception) to July 31, 2019

	Nine-months ended July 31, 2020	Period from November 15, 2018 (inception) to July 31, 2019	Variance
Revenues	$61,636	-	$61,636
Operating Expenses:
Advertising and Marketing	12,032	-	12,032
Consulting and Professional fees	183,743	107,619	76,124
Salaries and payroll taxes	77,910	21,457	56,453
Website development	12,250	-	12,250
Amortization of Royalty Interests	42,625	-	42,625
Other business expenses	5,890	3,022	2,868
Total Operating expenses	334,450	132,098	202,352
Other income (net of interest expense)	13,771	40	13,731
Net loss	$(259,043)	$(132,058)	$(126,985)

Revenues: We generated $61,636 and $0 of revenues for the nine months ended July 31, 2020 and the period ended 2019, respectively. Our revenues came from collection from royalty interests of 3 operators. We currently have royalty interests in 4 operators.

Operating Expenses: Our operating expenses increased from $132,098 during the period ending July 31, 2019 to $334,450 for the nine months ended July 31, 2020. The increase of $202,352 was primarily due to the increase of $76,124 in consulting and professional fees related to fees paid to third parties for the public offering process; and increase of $56,453 in salaries and payroll tax expense for our founders; increased costs related to branding and development of our website of $12,250 and other marketing costs of $12,032 and amortization of our royalty interests of $42,625. The increase in operating expenses for the nine months period ended July 31, 2020 as compared to the period ended July 31, 2019 was offset by our increase in revenue of $61,636 recognized from our collection of royalties from the operators and interest income from government grants totaling $6,500 related to COVID-19 economic injury relief.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2020 as compared to October 31, 2019 reflects a decrease of cash assets of $600,553 due primarily to a net loss of $259,043 and purchases of royalty interests in operators of $430,000, offset by the amortization of royalty interest of $42,625. Net cash provided by financing activities totaled $22,400 and consisted of $7,400 loan under the Paycheck Protection Plan offered under the CARES Act and proceeds from the sale of common stock subscriptions totaling $15,000.

Our cash increased from November 18, 2028 (inception) through July 31, 2019 $1,471,418 and primarily came from the issuance of a series of simple agreements for equity (collectively, the “Series 1 SAFE’s”) in March 2019 in which we raised $1,812,000, offset by operating net loss of $132,058 and purchase of royalty interests of $250,000.

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

Currently, we are offering $1,800,000 of units consisting of common stock and warrants to purchase common stock for sale under a private offering. However, we can provide no assurances to investors that we will be able to obtain additional financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

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

COVID-19

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

Off-Balance Sheet Arrangements

As of July 31, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended July 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2020:

●
We do not have written documentation of our internal control policies and procedures.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of July 31, 2020, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the nine months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security
July 2020	25 Units for total proceeds of $15,000. In the aggregate there were 2,500 shares of common stock and warrants to purchase 2,500 shares of common stock contained in the units.
August – September 2020	786 units for total proceeds of $481,800. In the aggregate there were 78,633 shares of common stock and warrants to purchase an additional 78,633 shares of common stock contained in the units.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Rule 506(c) of Regulation D of the Securities Act since the transaction did not involve any public offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2020.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer