Form 10-Q/A
period 2020-07-31
Freedom Internet Group Inc.
filed 2020-09-15
CIK 1791325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,076,800 shares of common stock as of September 15, 2020

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q  of Freedom Internet Group Inc. filed with the Securities and Exchange Commission on September 14, 2020 (the “Original Form 10-Q”) to amend (i) Note 8. “Subsequent Events” to the Notes To Condensed Financial Statements (Unaudited); and (ii) Part II – Item 2. “Unregistered Sales of Equity Securities and Use Of Proceeds”. This Form 10-Q-A replaces the Original Form 10-Q in its entirety. Updated Exhibits 31.1, 31.2, 32.1, and 32.2 are included herewith.

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

8. SUBSEQUENT EVENTS

In August and September 2020, the Company pursuant to a private offering has received $471,800 for the purchase of 786 units or subscriptions for 78,633 shares of common stock and 78,633 warrants to purchase additional shares at $8.00 per share. Of the total funds received, 556 units subscribed for remain subject to legal review and verification. If the investors are not verified as accredited investors, the Company would need to refund approximately $333,798.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 15, 2020.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer