Form 10-K
period 2020-10-31
Freedom Internet Group Inc.
filed 2021-02-02
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-56149

Freedom Internet Group Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0910894
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

151 Calle San Francisco Suite 200 San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

855-422-4200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbols	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of April 30, 2020 (0 shares at $2 per share).

As of January 27, 2021, there were 11,132,173 outstanding and subscribed shares of the registrant’s common stock, $.01 par value.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Examples of forward-looking statements include:

•the timing of the development of future products;

•projections of costs, revenue, earnings, capital structure and other financial items;

•statements of our plans and objectives;

•statements regarding the capabilities of our business operations;

•statements of expected future economic performance;

•statements regarding competition in our market; and

•assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•Our ability to generate enough revenue to sustain a level of profitability in the future.

•Our ability to effectively manage growth.

•Our ability to negotiate favorable royalty interests.

•Economic and financial conditions.

•The impact of availability of bank financing and market interest rates.

•The competitiveness of royalty agreements compared to alternative forms of financing.

•Our ability to collect the correct amount of royalty payments on time.

•security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;

•developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;

•the occurrence of hostilities, political instability or catastrophic events;

•the novel coronavirus (“COVID-19”) and its potential impact on our business; and

•natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate accuracy of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors.” Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.BUSINESS

Business Summary

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses, referred to as operators. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from operators. The revenue generated by operators is typically from physical or digital product sales, subscriptions and advertising.

We were incorporated in Puerto Rico on November 15, 2018. Our address is 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901 and our telephone number is 855-422-4200.

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

Royalty interests are purchased for a fixed amount of capital in exchange for pre-determined royalty payments. Depending on the unique agreement, (i) royalty payments can be made monthly, quarterly or annually, (ii) royalty payments can be made in perpetuity or for a limited amount of time, (iii) royalty payment calculations can change during the term of the royalty interest agreement based on certain performance metrics or time and (iv) royalty payments can be calculated off gross revenue of our operators, or off net-revenue, which accounts for certain defined adjustments to gross revenue, or off unit sales. Although we presently do not have a plan in place to do so now, we may issue shares of our Company common stock to operators, in addition to the payment of cash, in exchange for royalty payments from the operator.

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

Our current royalty interests are comprised of the following:

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. we purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. We recognized $51,690 in revenue during the year ended October 31, 2020.

Offito, LLC

On October 15, 2019, we acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. We purchased a royalty interest from Offito for $195,000 which provides us with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. We recognized $0 in revenue during the year ended October 31, 2020. We recognized an impairment of $184,706 which was the remaining unamortized royalty interest at the time of impairment. The Operator went out of business, so the value of the royalty interest is $0 at October 31, 2020.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. We recognized $32,141 in revenue during the year ended October 31, 2020.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for its share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. We recognized $18,250 in revenue during the year ended October 31, 2020.

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

Employees

We have no full-time employees. We have three part-time employees comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. We also retain various part-time consultants in the United States.

Properties

Our corporate headquarters is located in San Juan, Puerto Rico. We rent our corporate headquarters for $75 per month, on a month-to-month basis. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

Stock Split – November 2020

On November 2, 2020, our board of directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. As a result of the Stock Split, the number of outstanding shares of common stock of the Company is now 11,132,173.

Unless we indicate otherwise, all information in this Report on Form 10-K give pro forma effect to the 3-for-1 Stock Dividend of our outstanding shares of common stock and the corresponding adjustment of all common stock price per share and stock option price data. Documents incorporated by reference into this prospectus that were filed prior to November 2, 2020, do not give effect to the stock split.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

•reduced disclosure about our executive compensation arrangements;

•no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1A.RISK FACTORS

Risks Related to Our Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We may incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate sufficient funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss from operations of $483,880 for the year ended October 31, 2020 and $167,700 from inception to October 31,2019, and we anticipate that we will continue to incur significant operating losses through at least 2021. Additionally, we expect to continue to make significant operating and capital expenditures in 2021and beyond in connection with our growth and expansion plans. As a result, we may require additional debt or equity financing to sustain our operations and subsequently generate significant additional revenue to achieve profitability, and we cannot assure you that either of these things will ever occur.

Our profitability is tied to the strength of the companies from whom we purchase royalty interests, which are subject to a number of general business and macroeconomic conditions beyond our control.

Our profitability is closely related to the strength of companies from whom we purchase royalty interests, which can be cyclical in nature and affected by changes in national, state and local economic conditions which are beyond our control. Macroeconomic conditions that could adversely impact the growth of our business and those we have royalty interests with include, but are not limited to, economic slowdown or recession, increased unemployment, increased energy costs, reductions in the availability of credit or higher interest rates, increased costs of conducting business, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disasters or adverse weather events, or the public perception that any of these events may occur. Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States or other markets we enter and operate within could negatively affect the affordability of, and consumer demand for, our services, or the services of the companies with whom we have royalty stream agreements, which could have a material adverse effect on our business and profitability.

We may not receive the cash amounts that we expect, or any at all, from any royalty interest and we may never generate sufficient income to become profitable.

Our ability to generate income from royalty interests and become profitable will depend, among other things, upon our ability to successfully evaluate, target and access royalty interests that have the potential to generate significant royalty payments, acquire an interest in the royalty interests for an appropriate purchase price, and enforce the contracts for royalty interests and collect our payments with respect to these royalty interests. Even if we are able to successfully do these and other things that are within our control, there are numerous other factors, some of which are not within our control, that could impact our ability to generate income or cash flows or be profitable, including those discussed in these risk factors.

In addition, there are numerous risks and uncertainties associated with the royalty interests, including that the success of the royalty interests will depend upon the contributions, success and longevity of each operator. We are unable to predict the timing or amount of future cash receipts, or when or whether we will be able to achieve or maintain profitability. Even if we acquire and manage royalty interests as described above, we anticipate incurring significant costs associated with our efforts to achieve or maintain profitability. Further, we may not receive the cash amounts that we expect, or any at all, from any of our current or future royalty interests.

Our business strategy depends in large part on our ability to acquire a number of royalty interests by entering into additional contracts to purchase royalty interests. We may not be able to enter into additional contracts in the future, or enter into the number of additional contracts that we anticipate would be necessary to support our business model.

Our strategy of acquiring, holding and managing royalty interests depends in large part on our ability to benefit from economies of scale. Accordingly, we are actively pursuing additional contracts to purchase royalty interests that we intend to enter into in the future. However, we have no current commitments to enter into another contract to purchase royalty interests.

We do not know if future potential operators will agree to enter into additional contracts to sell royalty interests and we may not be able to attract sufficient additional contracts. For example, future potential operators may not view the contract to sell royalty interests as an attractive value proposition to them due to any number of factors, including differing expectations of an appropriate purchase price, which may be based on any number of factors, such as:

•we and future potential operators may not agree on the assumptions and estimates used to determine the estimated future earnings of potential royalty interests;

•potential future operators may not want to incur legal, tax and other burdens associated with entering into a contract, including, for example, ongoing information and disclosure requirements;

•the potential impact of possible disclosure of the terms of material contracts, and the impact that these disclosure obligations may have on the ability of a contract party to enter into additional deals;

•any negative perception by the media or others of our business model;

•any negative perception by the media or others of any of our current contract parties or other future operators, as a result of their decision to sell royalty interests to us, or otherwise; and

•the performance of royalty interests that we may enter into in the future, and/or the performance of our common stock, which may be worse than anticipated.

As a result, we may be forced to revise our business model to attract additional royalty interests.

We are entirely dependent on the revenue stream from three (3) royalty interests and if we are unable to build a portfolio of royalty interests, , or if we do not retain our existing royalty interests, the lack of diversification may negatively impact our operating results.

To date, we have acquired just four (4) royalty interests, one of which is no longer in business. We may not be able to purchase additional royalty interests in a timely manner or at all. Since we only have three (3) royalty interests, our lack of diversification may subject us to numerous additional risks, any or all of which may have a substantial adverse impact upon our business.

It is difficult to estimate with precision the projected future royalty payments under any royalty interest because such estimation is necessarily based on future events that may or may not occur and that could change based on a number of factors that are hard to control. As a result, it is difficult to predict an accurate return on investment or rate of return for an investment in our common stock.

Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future royalty payments associated with royalty interests. These estimations are based on future events that may or may not occur. Additionally, future events change based on a number of factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate return on investment or rate of return of an investment in any royalty interest, and our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted if we receive less revenue from royalty interests than estimated.

Our business may be adversely affected by competitive market conditions and we may not be able to execute our business strategy.

We expect to increase revenue and cash flow over time through a business strategy which requires us, among other things, to purchase additional royalty interests. We face competition in the acquisition of royalty interests from royalty holders and may not be successful in acquiring royalty interests. Even if we are successful in acquiring additional royalty interests, competition may compel us to purchase such royalty interests at prices that are higher than would otherwise be the case.

Expanding on our portfolio of royalty interests will require sustained management focus, organization and coordination over significant periods of time. This will also require success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences. The results of our strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement our strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

The valuation of the royalty interests and expected royalty payments requires us to make estimates and material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations.

Our principal assets are expected initially to consist of royalty interests. Those assets are considered “Level 3” assets under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets incorporates significant inputs that are not observable. Fair value of future expected payments is determined by measuring expected returns on the royalty interests. However, valuation of the expected royalty payments is highly speculative and is inherently difficult due to the uniqueness of each operator.

The fair value measurement of Level 3 assets is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets. To determine the amount of our purchase price and the fair values of royalty interests, we applied discount rates subjectively determined in our analysis based on assumptions that have not been reviewed by any independent financial advisor. If we determine in the future that the discount rates we used were too low, then our estimate of the fair value of royalty interests may be too high.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

We may acquire competing or complementary services, technologies or businesses. Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all.

If we are unable to negotiate and purchase royalty interests on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must negotiate acceptable agreements to purchase royalty interests on a cost-effective basis, many of whom have not previously entered into royalty stream agreements like ours. We will rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

If we fail to develop our brand cost-effectively, our business may be adversely affected.

Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new operators to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing businesses with capital, including but not limited to investment banking firms, investment funds, financial institutions, government agencies and private individuals.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their offerings. Our current and potential competitors may have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our offering could substantially decline.

We will incur significant costs complying with our obligations as a reporting issuer, which will decrease our profitability.

We file periodic reports with the U.S. Securities and Exchange Commission (“SEC”), including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major impact on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs will exceed $100,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce our resources to fund our operations and may prevent us from meeting our normal business obligations. Compliance costs will be charged to operations and will negatively impact our profitability.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our securities.

We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations and purchase royalty interests.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences and privileges senior to those of the securities we are offering herein. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

Risks Relating to Our Operators

Operators do not owe any fiduciary duties to us or our stockholders, and they have no obligation to enhance the value of the royalty interests or disclose information to our stockholders.

Although operators will be contractually obligated to disclose all material facts to us, we cannot guarantee that the operators will comply with such disclosure requirements or that we can independently verify or uncover material events. In addition, operators have no obligation to enhance the value of the royalty interests. For example, the entrepreneur(s) managing an operator may determine to retire which may have the effect of decreasing future royalty payments on the royalty interests. Furthermore, the operators do not owe any fiduciary duties to us or our stockholders. Our stockholders will have no recourse directly against operators under state or federal laws.

We will own passive interests in royalty interests, and it will be difficult or impossible for us to ensure the businesses are operated in our best interest. We will not have the ability to direct the operations of the assets we have a royalty interest in.

All our future revenue will be derived from royalty interests on assets operated or managed by third parties. We will have limited or no authority regarding the promotion, exploitation, or enforcement of the underlying business. Our strategy of having a royalty interest puts us generally at risk to the decisions of others regarding operating decisions. Although we will attempt to secure contractual rights that will permit us to protect our interests to a degree, there can be no assurance that such rights will always be available or sufficient.

Operators may refuse or fail to make payments to us under royalty agreements.

Our cash flows depend on operators making royalty payments to us. An operator may dispute amounts to which we believe we are entitled or may be unwilling or unable to make payments to which we are entitled, including for reasons discussed elsewhere in these risk factors. In either event, we may become involved in a dispute with an operator regarding the payment of such amounts, including possible litigation. Disputes of this nature could harm the relationship between us and operators and could be costly and time-consuming for us to pursue. Failure of operators to make royalty payments to us for any reason would adversely affect our business and, in particular, the value of our common stock.

In addition, if an operator who may be obligated to make payments to us were to become the subject of a proceeding under the United States Bankruptcy Code or a similar proceeding or arrangement under another state, federal or foreign law, our rights and interests under royalty interests or otherwise may be prejudiced or impaired, perhaps significantly so. In such circumstances, we may be precluded, stayed or otherwise limited in enforcing some or all of our rights under royalty interests or otherwise and realizing the economic and other benefits contemplated therein.

Royalty payments may decrease due to factors outside our control, including operational decisions and other risks faced by operators.

Our ability to receive royalty payments from royalty interests depends in part on the operational success of operators. Actions taken by operators may have the result of decreasing royalty payments. Our financial results are indirectly subject to hazards and risks normally associated with the continued success of business in general.

Our stockholders must rely on us to pursue remedies against operators in the event of any default.

There can be no assurances that an operator will have adequate resources, if any, to satisfy any obligations to us under a royalty agreement. Moreover, royalty payments are an obligation of an operator to us, not obligations to our stockholders. Our stockholders will have no recourse directly against operators.

Royalty interests do not restrict operators from incurring unsecured or secured debt, nor does it impose any other financial restrictions on operators.

If operators incur additional secured or unsecured debt after entering into an agreement with us, or if the operators incur excessive expenses, the operators may be impaired in their ability to make royalty payments to us under a royalty agreement. In addition, additional debt or expenses may adversely affect the operator’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the operator. To the extent that an operator has or incurs other indebtedness and expenses and cannot pay all of their indebtedness or expenses, an operator may choose to make payments to other creditors rather than us.

To the extent an operator incurs other indebtedness that is secured, such as mortgage, accounts receivable financing or line of credit, the ability of secured creditors to exercise remedies against the assets of the operator may impair the operators’ ability to make payments to us under the royalty agreement. The operator may also choose to repay obligations under secured indebtedness before making required royalty payments on the royalty agreement.

RISKS RELATED TO OUR MANAGEMENT

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers, each of whom would be difficult to replace. Alton “Ace” Chapman, Jr., our Chief Executive Officer, Noah Rosenfarb our Chief Financial Officer and Ronald Rosenfarb, our Chief Operating Officer, are critical to the management of our business and operations and the development of our strategic direction. The loss of the services of any of these executive officers or key personnel and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

Because our officers and directors engage in other business activities, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Alton “Ace” Chapman, Jr., our Chief Executive Officer, Noah Rosenfarb our Chief Financial Officer and Ronald Rosenfarb, our Chief Operating Officer, currently devote approximately 40 hours per week (collectively) providing management services to us. While they presently possess adequate time to attend to our interests, it is possible that their demands from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. The loss of any of our officers or directors could negatively impact our business development.

We are anticipating a period of rapid growth in our operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees or contractors as needed. If our new team members perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new team members, or if we are not successful in retaining our existing employees or contractors, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new team members and the capital investments that we anticipate will be necessary to manage our anticipated growth will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

None of our officers and directors have any meaningful public company accounting or financial reporting education or experience, which increases the risk we may be unable to comply with all rules and regulations.

Our ability to meet our ongoing reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no meaningful public company accounting or financial reporting education or experience. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

If we are unable to implement and maintain effective internal control over financial reporting in the future, stockholders may lose confidence in the accuracy or completeness of our financial reports and the market price of our common stock may decline.

We need to improve the design, implementation, and testing of the internal controls over financial reporting requirements. If we are unable to remedy material weaknesses or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, stockholders may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2020:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of October 31, 2020, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

We do not have a compensation or an audit committee, so stockholders will have to rely on our directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the members of our board of directors. Until we have an audit committee, there may be less oversight of management decisions and activities and little ability for minority stockholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority stockholders.

Our officers and directors own a controlling interest in our voting stock and stockholders will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, have the right to vote more than 82% of our outstanding common shares on a fully diluted basis. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including election of our board of directors; removal of any of our directors, amendment of our certificate of incorporation or by-laws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our officers and directors collectively can influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause the business to fail in which case you may lose your entire investment.

RISKS RELATED TO OUR SYSTEMS

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We face growing risks and costs related to cybersecurity threats to our data and customer, employee and operator data, including but not limited to:

•the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, or other events related to our critical information technologies and systems

•the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers, employees, operators and their customers (including via systems not directly controlled by us, such as those maintained by independent sales agents, joint venture partners and third-party service providers)

•the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to information technology systems via viruses, worms, and other malicious software, to phishing to advanced and targeted hacking launched by individuals or organizations. These attacks may be directed at the Company, its employees, operators, third-party service providers, joint venture partners and others.

In the ordinary course of our business, we and our third-party service providers store sensitive data, including our proprietary business information and intellectual property and that of our clients as well as personally identifiable information, sensitive financial information and other confidential information of our employees, customers and the customers of our operators. Additionally, we increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including cloud solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.

In addition, the increasing prevalence and the evolution of cyber-attacks and other efforts to breach or disrupt our systems or those of our employees, customers, third-party service providers, joint venture partners, and/or operators and their customers, has led, and will likely continue to lead, to increased costs to us with respect to preventing, investigating, mitigating and remediating these risks, as well as any related attempted or actual fraud.

Our facilities and systems are vulnerable to natural disasters and other unexpected events and any of these events could result in an interruption of our ability to execute our business operations.

We will depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to third-party data centers or systems, we may be unable to provide our clients with our service until the damage is repaired and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our services are critical to our operations, level of customer service, reputation and ability to attract new customers and retain customers. Most of our computing hardware are co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

We do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all these events could cause our customers to lose access to our services.

We rely on third-party computer hardware and software that may be difficult to replace or that could cause errors or failures of our service, which could cause us to suffer a decline in revenues and profitability.

We rely on computer hardware purchased and software licensed from third parties in order to offer our services. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

RISKS RELATED TO OUR SECURITIES

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 200,000,000 shares of common stock. As of the date hereof, we will have approximately 11,132,173 shares of common stock issued, outstanding and subscribed. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our stockholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of January 27, 2021, we have warrants to purchase an aggregate of 254,500 shares of our common stock at the exercise price of $2.67 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing security holders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our common or preferred stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

We do not intend to pay any cash dividends on our securities, so you will not be able to receive a return on your investment unless you sell your shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our securities. Unless we pay dividends, our security holders will not be able to receive a return on their securities unless they sell them.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the OTCQB. If for any reason our securities are not quoted on the OTCQB or a public trading market does not otherwise develop, purchasers of the securities may have difficulty selling their shares should they desire to do so. No market makers have committed to becoming market makers for our common shares and it may be that none will do so. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our shares.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which, and conditions under which, you can sell shares of our common stock.

Secondary trading in our common stock will not be possible in any state in the U.S. unless and until the securities are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. We cannot assure you that we will be successful in registering or qualifying our securities for secondary trading or identifying an available exemption for secondary trading in our securities in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the securities in any state, the securities could not be offered or sold to, or purchased by, a resident of that state. If a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

In the event our common stock begins to trade, the price of our common stock may fluctuate significantly.

In the event our common stock begins to trade, the market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control. Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 2.PROPERTIES

Properties

Our corporate headquarters is located in San Juan, Puerto Rico. We rent our corporate headquarters for $75 per month, on a month-to-month basis. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Holders

As of January 27, 2021, we have a total of 11,132,173shares of common stock subscribed and outstanding, held of record by approximately 56 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

On November 2, 2020, our board of directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,100,000	Not applicable	2,100,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	2,100,000	Not applicable	2,100,000

(a)In September 2019, the board of directors approved the 2019 Plan and our stockholders approved its adoption.  We have reserved 2,100,000 shares of our common stock for issuance under the Freedom Internet Group Inc. 2019 Equity Incentive Plan (the "2019 Plan")

(b)As of October 31, 2020, we have not issued any awards under the 2019 Plan.

(c)As of October 31, 2020, we have 2,100,000 shares that can be issued under the 2019 Plan.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
October 2020

848.34 units in exchange for $509,000 in cash to 40 accredited investors. The units were sold at the price of $600 per unit. Each unit consisted of 300 shares of Company common stock, $0.01 per share and a warrant to purchase an additional 300 shares of Company common stock at an exercise price equal to $2.67 per share. †

October 2020	Common Stock – 1,647,273 shares of common stock issued pursuant to a Series 1 SAFEs conversion at $1.10 ††

___________

†We relied on Rule 506(c) of Regulation D of the Securities Act since the transaction does not involve any public offering.

††We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions.

ITEM 6.SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. See sections titled “Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Annual Report.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

During the year ended October 31, 2020, the Company received two economic injury disaster loan grants in the amount of $1,500 and $5,000. These amounts are included in other income for the year ended October 31, 2020.

Background Overview

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

Royalty interests are purchased for a fixed amount of capital in exchange for pre-determined royalty payments. Depending on the unique agreement, (i) royalty payments can be made monthly, quarterly or annually, (ii) royalty payments can be made in perpetuity or for a limited amount of time, (iii) royalty payment calculations can change during the term of the royalty interest agreement based on certain performance metrics or time and (iv) royalty payments can be calculated off gross revenue of each operator, or off net-revenue, which accounts for certain defined adjustments to gross revenue, or off unit sales. Although we presently do not have a plan in place to do so now, we may issue shares of our Company common stock to operators, in addition to the payment of cash, in exchange for royalty payments from the operator.

We primarily intend to negotiate royalty interests directly from operators, but we may also acquire existing royalty interests from third parties. A key element of our business model is the building of a diversified portfolio of high-quality royalty interests from Internet based businesses.

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

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. we purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. We recognized $51,690 in revenue during the year ended October 31, 2020.

Offito, LLC

On October 15, 2019, we acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. We purchased a royalty interest from Offito for $195,000 which provides us with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. We recognized $0 in revenue during the year ended October 31, 2020 as the company went out of business. As such, we recognized an impairment expense of $184,706 which was the remaining unamortized balance related to the original royalty interest.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. We recognized $32,141 in revenue during the year ended October 31, 2020.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for its share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. We recognized $18,250 in revenue during the year ended October 31, 2020.

Results of Operations

Period from November 15, 2018 (Inception) to October 31, 2019 compared to fiscal year ending October 31, 2020

Revenues

We generated no revenue from inception to our fiscal year ending October 31, 2019. We recognized $102,081 in revenue related to revenue sharing arrangements we have with our operators for the year ended October 31, 2020.

Operating Expenses

Our operating expenses of $415,316 for the year ended October 31, 2020 increased by $245,339 from $169,977 for the period from November 15, 2018 (Inception) to October 31, 2019. The primary reasons for the increase were from the amortization of royalty interests of $54,792, increase in salaries and wages of $75,830, increase in consulting and professional expenses of $87,556 related to the filing and acceptance of the S-1 filed with the SEC earlier in 2020, and investment in our advertising and marketing of $32,302 related to development of our website and other general marketing costs.

We expect our operating expenses to increase in 2021 as a result of increased operating activity to implement our business plan.

Other Income (expenses)

We generated other income of $14,061 for the year ended October 31, 2020 related to EIDL grants, interest income and other rebates received from our American express vendor as compared to $2, 277 other income received from November 15, 2018 (inception) to October 31, 2019. We incurred $184,708 in impairment expense related to the impairment of the Offito Royalty license. The Operator closed its operations, therefore, we determined that we would not recognize any future benefit from the royalty acquired.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and/or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

The Company received two economic injury disaster loan (“EIDL”) grants in the amount of $1,500 and $5,000. These amounts are included in other income during the year ended October 31, 2020.

Net Loss

We recorded a net loss of $483,880 for the year ended October 31, 2020 and $167,700 for the period from November 15, 2018 to October 31, 2019.

Liquidity and Capital Resources

At October 31, 2020, we had total current assets of $1,051,787 consisting primarily of cash and prepaid expenses. We had total current liabilities of $26,474, consisting of general accounts payable, resulting in a net working capital position of $1,025,313.

At October 31, 2019, we had total current assets of $1,187,336 consisting primarily of cash and we had total current liabilities of $1,819,943, consisting of the reserve for share-based payment transactions (SAFE convertible contributions, resulting in a negative net working capital position of ($632,607).

Analysis of Cash Flows

For the year ended October 31, 2020, the Company used $234,677 in operating activities, made up primarily of the net loss of $483,880, offset by the amortization of royalty interests of $54,792, the impairment of a royalty interest related to Offito of $184,708.

From inception through October 31, 2019, the Company used $167,596 of cash in operating activities. Our primary source of cash outflows include payroll, accounting services, audit services, legal services, regulatory expense and consulting services. Cash outflows typically occur in close proximity of expense recognition.

Sources and Uses of Cash

For the year ended October 2020 and for the period from November 15, 2018 to October 31, 2019, the Company invested $430,000 and $495,675 in the acquisition of royalty interests.

For the year ended October 31, 2020, the Company raised $520,300 in financing of which $509,000 was received through the private placement offering of 848.34 units. The units were sold at the price of $600 per unit. Each unit consisted of 300 shares of Company common stock, $0.01 per share and a warrant to purchase an additional 300 shares of Company common stock at an exercise price equal to $2.67 per share. Other financing proceeds of $11,300 came from the Paycheck Protection Program. See Note 6 Note Payable in the notes to the audited financial statements appearing elsewhere in this Annual Report. From inception through October 31, 2019, the Company raised $1,842,768 in cash from financing activities. Our primary source of cash inflows totaling $1,812,000 is capital raised from investors and $30,468 was invested by the founders. We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months, as our projected operating expenses will be approximately $400,000 over the next 12 months.

At October 31, 2020, we had no non-cancellable lease obligations and we had we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

We expect that our cash used in operations will continue to increase during 2021 and beyond as a result of the following planned activities increased advertising and the build up of our permanent staffing.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree, except as noted below and it is unlikely that material different amounts would be reported under different assumptions.

Royalty Interests

We have a total of $730,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. We adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

We recognize revenue under royalty interest agreements when earned and collection is reasonably assured.

We recognized revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

Contractual Obligations

SAFE Agreements

The Company has a Simple Agreement for Future Equity program ("SAFE"). This SAFE is one of a series of simple agreements for future equity (collectively, the "Series 1 SAFEs") issued by the Company to investors with identical terms and on the same form, except that the holder, purchase price and date of issuance may differ in each SAFE. Pursuant to the definitions of the Series 1 SAFEs, as amended, the price per share of the Next Equity Financing minus a discount of 45% will be the conversion price. The conversion price will be subject to a Valuation Cap of $15 million. As of October 31, 2019, SAFE convertible contributions amounted to $1,812,000.

As of October 31, 2020, these SAFE agreements converted into 1,647,273 shares of common stock subscribed at the contractual discounted price of $1.10 per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature pages.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

The name, age and position of our officers and directors is set forth below:

Name	Age	Title	Held Position Since
Alton “Ace” Chapman, Jr.	40	Chief Executive Officer, Director	November 2018
Noah Rosenfarb	44	Chief Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors	November 2018
Ronald Rosenfarb, Esq.	48	Chief Operating Officer, Secretary	November 2018

Business experience of directors and executive officers

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Alton “Ace” Chapman, Jr. has been Director and Chief Executive Officer since November 2018. Mr. Chapman is also the Founder and Manager of Partners Equity Fund since the year 2000. Mr. Chapman has a BA in Business Administration from Colgate University. Mr. Chapman’s qualifications to serve on our board of directors include his knowledge of our company and the Internet industry and his leadership at our company.

Noah Rosenfarb, CPA has been Chairman of the board of directors since November 2018 and Chief Financial Officer since January 2019. Mr. Rosenfarb is also Chief Executive Officer of Freedom adVentures, Inc. an accounting and consulting firm since February 2018, Chief Executive Officer of Freedom Wealth Advisors, LLC an investment advisory firm since April 2007 and Chief Executive Officer of Freedom Advisors, LLC, a consulting firm since January 2007. In addition, Mr. Rosenfarb presently serves on committees for Entrepreneurs' Organization Global Deal Exchange, United Way of Broward County Legacy Society, member of United Way of Broward Toqueville Society, Jewish Federation of Broward County Legacy Society and Jewish Federation of South Palm Beach County Legacy Society. Mr. Rosenfarb has a BS in Accounting from Rutgers College and has been a CPA since 2000. Mr. Rosenfarb’s qualifications to serve on our board of directors include his knowledge of our Company and the Internet industry and his leadership at our company.

Ronald Rosenfarb, Esq. has been Chief Operating Officer since January 2019. Mr. Rosenfarb is also Chief Operating Officer of Freedom adVentures, Inc. an accounting and consulting firm since January 2018. From August 2011 to December 2017, Mr. Rosenfarb was a Senior Manager at Rosenfarb LLC. Mr. Rosenfarb has a JD from Rutgers Law School and was a member of the New York and New Jersey bar from 1997 to 2018. He is also the author of "Winning with Financial Damages Experts: A Guide for Litigators."

The board of directors believes that each of the directors set forth above has the necessary qualifications to be a member of the board of directors. Each of the directors has exhibited during his prior service as a director the ability to operate cohesively with the other members of the board of directors. Moreover, the board of directors believes that each director brings a strong background and skill set to the board of directors, giving the board of directors as a whole competence and experience in diverse areas, including corporate governance and board service, finance, management and industry experience.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the board of directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Family Relationships

Noah Rosenfarb and Ronald Rosenfarb are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: each of Alton “Ace” Chapman, Jr., Noah Rosenfarb and Ronald Rosenfarb, Esq. filed one late Form 3 in connection with their initial statement of beneficial ownership of securities.

Code of Ethics

Our Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Ethics and Business Conduct is available for review on our Company’s website www.figiroyalty.com/code-of-ethics/. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

ITEM 11.EXECUTIVE COMPENSATION

Introduction

The information below provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and the other executive officers who were the highest paid during the fiscal year ended October 31, 2020 (collectively, the “named executive officers”), as presented in the tables which follow this introduction.

Objective of Compensation Policy

The objective of our compensation policy is to provide a total compensation package to each named executive officer that will enable us to:

•attract, motivate and retain individual named executive officers;

•reward named executive officers for attaining desired levels of profit and stockholder value; and

•align the financial interests of each named executive officer with the interests of our stockholders to encourage each named executive officer to contribute to our long-term performance and success.

Overall, our compensation program is designed to reward individual and Company performance. We also believe that salary levels should be reflective of the current stage of our company.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended October 31, 2020 and for the period of November 15, 2018 (Inception) to October 31, 2019

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Alton “Ace Chapman, Jr (1) Chief Executive Officer Director	2020 2019	30,000 -	- -	- -	- -	- -	30,000 -

Noah Rosenfarb (2) Chief Financial Officer Chairman of the Board of Directors	2020 2019	30,000 -	- -	- -	- -	- -	30,000 -

Ronald Rosenfarb (3) Chief Operating Officer, Secretary	2020 2019	39,123 16,301	- -	- -	- -	- -	39,123 16,301

1.Mr. Chapman is our Chief Executive Officer and a director. Under the terms of our verbal agreement, beginning January 1, 2020, he will be paid a salary of $36,000 per year and is entitled to reimbursement of reasonable business expenses, vacation and sick days in accordance with our corporate policy and any health benefits we may offer employees in the future. Mr. Chapman’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director. Mr. Chapman will devote up to 10 hours per week to our Company. He does not have a non-competition agreement with our Company but is not separately engaged, nor does he anticipate being separately engaged, in the purchase of royalty interests from Internet based businesses.

2.Mr. Rosenfarb is our Chief Financial Officer and Chairman of the Board of Directors. Under the terms of our verbal agreement, beginning January 1, 2020, he will be paid a salary of $36,000 per year and is entitled to reimbursement of reasonable business expenses, vacation and sick days in accordance with our corporate policy and any health benefits we may offer employees in the future. Mr. Rosenfarb’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director. Mr. Rosenfarb will devote up to 10 hours per week to our Company. He does not have a non-competition agreement with our Company but is not separately engaged, nor does he anticipate being separately engaged, in the purchase of royalty interests from Internet based businesses.

3.Mr. Rosenfarb is our Chief Operating Officer and Secretary. Under the terms of our verbal agreement, he is currently paid a salary of $36,000 per year and is entitled to reimbursement of reasonable business expenses, vacation and sick days in accordance with our corporate policy and any health benefits we may offer employees in the future. Mr. Rosenfarb will devote up to 20 hours per week to our Company. He does not have a non-competition agreement with our Company but is not separately engaged, nor does he anticipate being separately engaged, in the purchase of royalty interests from Internet based businesses.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

As of October 31, 2020, no 2019 Plan or other plan-based awards were granted to our named executive officers.

Outstanding Equity Awards At Fiscal Year-End

Not applicable.

Option Exercises and Stock Vested

No stock options, SARs and similar instruments were exercised, and no stock, including restricted stock, restricted stock units and similar instruments vested, by or for any of our named executive officer during the last completed fiscal year.

Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our named executive officers during the last completed fiscal year. See Note 10 – Retirement Plan in the notes to the audited financial statements appearing elsewhere in this Annual Report. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employee, Severance, Separation and Change in Control Agreements

We have no written employee, severance, separation and change in control agreements with any of our named executive officers. Please see the footnotes to the above Summary Compensation Table contained in this Item 11. Executive Compensation for a description of each named officer’s verbal employee agreements.

Potential Payments Upon Termination or Change In Control

Not applicable.

Compensation of Directors

Our two directors, Alton “Ace Chapman, Jr and Noah Rosenfarb, also serve as named executive officers. The named executive officers’ compensation described in the above Summary Compensation Table contained in this Item 11. Executive Compensation includes the amount for services rendered to the Company in their capacity as both an officer and a director.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 27, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)(3)	Number	Percent (4)
Alton “Ace” Chapman, Jr., Chief Executive Officer and Director	4,384,500	39%
Noah Rosenfarb, Chief Financial Officer and Chairman of the Board of Directors	4,384,500	39%
Ronald Rosenfarb, Chief Operating Officer and Secretary	461,400	4%
All executive officers and directors as a group (3 persons)	9,230,400	82%

———————

(1)As of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein.

(2)In care of the Company at 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901

(3)If a person listed on this table has the right to obtain additional shares of common stock within 60 days from January 27, 2021, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(4)Based on 11,132,173 shares of common stock outstanding on January 27, 2021.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this Form 10-K Report.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For other information related to this Item 13, See Note 7 – Related Party Transactions in the notes to the audited financial statements appearing elsewhere in this Annual Report.

Transactions With Related Persons

None.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our board of directors’ reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We have no independent directors on our board of directors. Alton Chapman, Jr. and Noah Rosenfarb are our sole directors.

Director Independence

None of our securities are listed or trade on any securities or currency exchange or other established public trading market. As a result, our board of directors has reviewed their relationship with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our board of directors has affirmatively determined none of the members of our board of directors are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our board of directors. The following members of our board of directors, Alton Chapman, Jr. and Noah Rosenfarb, are not independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full board of directors currently serves in these capacities.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or to be billed to the Company for the fiscal year ended October 31, 2020 and for the period from November 15, 2018 (Inception) to October 31, 2019 by Hancock Askew & Co. LLP:

	2020	2019
Audit Fees	$49,000	$35,000
Audit-Related Fees	1,900	-
Tax Fees		-
All Other Fees		-
Total Fees	$50,900	$35,000

Audit Fees are the fees billed or to be billed for professional services rendered by our independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the audit firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed or to be billed for assurance and related services rendered by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the fees billed or to be billed for tax compliance, tax advice, and tax planning rendered by our independent auditors.

All Other Fees are the aggregate fees billed or to be billed for products and services rendered by our independent auditors, other than the services reported in the above categories.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by rendered by our independent auditors. However, all the services performed by rendered by the independent auditors that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on rendered by our independent auditor’s engagement to audit the Company’s financial statements for the years ended October 31, 2020 and October 31, 2019 were attributed to work performed by persons other than rendered by the independent auditor’s full-time, permanent employees.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Audited Financial Statements are filed as part of this Form 10-K Report:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of October 31, 2020 and 2019

•Statements of Operations for the year ended October 31, 2020 and the period from November 15, 2018 (Inception) to October 31, 2019

•Statements of Stockholders’ Equity (Deficit) from the period since November 15, 2018 (inception) to October 31, 2019 and for the year ended October 31, 2020

•Statements of Cash Flows for the year ended October 31, 2020 and the period from November 15, 2018 (Inception) to October 31, 2019

•Notes to Financial Statements

(b)Exhibits:

•The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 2, 2021.

Freedom Internet Group Inc.

By:	/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr.
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr. /s/ Noah Rosenfarb	Principal Executive Officer, Director	February 2, 2021
Noah Rosenfarb	Principal Financial Officer, Chairman of the Board of Directors	February 2, 2021

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Freedom Internet Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freedom Internet Group, Inc. (the Company) as of October 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended October 31, 2020, and for the period from November 15, 2018 (inception) to October 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended October 31, 2020, and for the period from November 15, 2018 (inception) to October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we  plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.
Savannah, Georgia
February 2, 2021

FREEDOM INTERNET GROUP INC.

BALANCE SHEETS

As of October 31, 2020, and 2019

	October 31, 2020	October 31, 2019
ASSETS
Cash and cash equivalents	$1,035,120	$1,179,497
Due from related party	-	2,839
Prepaid expenses	16,667	5,000
Total Current Assets	1,051,787	1,187,336

Royalty interests, net of accumulated amortization of $44,500 and $0, respectively	686,175	495,675

Total assets	$1,737,962	$1,683,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$26,474	$7,943
Reserve for share-based payment transactions (SAFE convertible contributions)	-	1,812,000
Total current liabilities	26,474	1,819,943

Non-current Liabilities
Notes payable	11,300	-

Total Liabilities	37,774	1,819,943

COMMITMENTS AND CONTINGENCIES (See Note 11)

Stockholders’ Equity (Deficit)
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 9,230,400 shares issued and outstanding	92,304	92,304
Common stock subscribed	19,017	-
Additional paid in capital	2,240,447	(61,536)
Accumulated deficit	(651,580)	(167,700)
Total Stockholders’ Equity (Deficit)	1,700,188	(136,932)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,737,962	$1,683,011

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF OPERATIONS

For the year ended October 31, 2020 and the period from November 15, 2018 (Inception) to October 31,2019

	October 31, 2020	For the period from November 15, 2018 (Inception to October 31, 2019
Revenues
Royalties	$102,081	$-

Operating Expenses
Advertising	16,455	-
Legal and professional	143,640	27,692
Consulting	70,000	90,000
Salaries and payroll taxes	107,816	31,986
Rent expense	650	922
Amortization of royalty interests	54,792	-
Other business expenses	21,963	19,377
Total Operating Expenses	415,316	169,977

Loss from operations	(313,235)	(169,977)

Other Income (Expense)
Impairment expense	(184,706)	-
Interest income	6,667	2,226
Other	7,394	51
Total other income (expense)	(170,645)	2,277
Net Loss	$(483,880)	$(167,700)

Net loss per common share - basic and fully diluted	$(0.05)	$(0.02)

Weighted average shares outstanding - basic	9,276,257	7,510,587
Weighted average shares outstanding - diluted	9,276,257	7,510,587

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

From the period since November 15, 2018 (inception) to October 31, 2019 and for the year ended October 31, 2020

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance November 15, 2018)	-	$-	-	$-	$-	$-	$-	$-
Shares issued to founders (i)			9,230,400	92,304	-	(61,536)	-	30,768
Net loss	-	-	-	-	-	-	(167,700)	(167,700)

Balance, October 31, 2019			9,230,400	92,304	-	(61,536)	(167,700)	(136,932)
Common Stock – subscribed in private placement	-	-	-	-	848	488,296	-	489,144
Common Stock subscribed in SAFE Agreements conversion					5,490	1,806,510	-	1,812,000
Warrants issued	-	-	-	-	-	19,856	-	19,856
Stock Dividend			-	-	12,679	(12,679)		-

Net loss	-	-	-	-	-	-	(483,880)	(483,880)
Balance October 31, 2020	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(651,580)	$1,700,188

(i)Shares issued to founders originally amounted to 3,076,800 shares.  As a result of the stock split described in Note 3, the total number of shares has increased to 9,230,400 to reflect retroactive application of the stock split.  As the par value of shares did not change, the Company is required to reflect the incremental increase in common stock.  Such adjustment has been reflected as an adjustment to additional paid in capital of the earliest period presented.

The accompanying notes are an integral part these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF CASH FLOWS

For the year ended October 31, 2020 and from the period since November 15, 2018 (inception) to October 31, 2019

	For the year ended October 31, 2020	For the period since November 15, 2018 (inception) to October 31, 2019
Cash flows from operating activities:
Net loss	$(483,880)	$(167,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	54,792	-
Impairment of royalty interest	184,706
Due from related party	2,839	(2,839)
Prepaid expenses	(11,667)	(5,000)
Accounts payable and accrued liabilities	18,533	7,943
Net cash used in operating activities	(234,677)	(167,596)

Cash flows from investing activities
Purchase of royalty interest	(430,000)	(495,675)
Net cash used in investing activities	(430,000)	(495,675)
Cash flows from financing activities
Proceeds from Paycheck Protection Program	11,300	-
Stock subscription	489,143	-
Sale of warrants	19,857	-
Issuance of founders’ shares	-	30,768
Issuance of SAFE instruments	-	1,812,000
Net cash provided from financing activities	520,300	1,842,768

Net change in cash and cash equivalents	(144,377)	1,179,497
Cash and cash equivalents, at beginning of period	1,179,497	-
Cash and cash equivalents, at end of period	$1,035,120	$1,179,497

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended October 31, 2020 and for the period from November 15, 2018 (inception) to October 31, 2019

1. NATURE OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain amounts in the Company’s financial statements for prior periods have been reclassified to conform to the current period presentation. $90,000 was reclassified out of Legal and professional expenses and presented as a separate line item to reflect the non-recurring nature of these expenses. These reclassifications have not changed the results of operations of prior periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of October 31, 2020.

Royalty Interests

The Company has a total of $730,675invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned and collection is reasonably assured.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance provides a five-step process for recognizing revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires expanded qualitative and quantitative disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for public companies with annual reporting periods beginning after December 31, 2017, and is to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial adoption. Early adoption is permitted for all entities but not before the original effective date for public entities. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. Under ASU 2014-09, the Company will be required to estimate the amount of royalties on the accrual basis. The Company delayed the application of new accounting standards under the provisions of our status as an emerging growth company pursuant to the JOBS Act. We have adopted this standard using the full retrospective methodology for our annual period ending on October 31, 2020 as allowed by the JOBS Act. There were no adjustments required to the beginning balance of retained earnings as a result of adopting the standard.

The Company recognized revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of October 31, 2020.

3. STOCK DIVIDEND

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. This resulted in 6,158,600 additional shares of common stock being issued to the current shareholders and 1,267,848 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the company will have 11,139,173 outstanding.  No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

4. ROYALTY INTERESTS

Wiz Motions LLC

On October 10, 2019, the Company acquired a royalty interest from Wiz Motions, LLC (“Wiz”), a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. The Company purchased a royalty interest from Wiz for $300,000 which provides it with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $51,690 and $0 in revenue during the year ended October 31, 2020 and for the period from November 15, 2018 to October 31, 2019, respectively.

Offito, LLC

On October 15, 2019, the Company acquired a royalty interest from Offito, LLC (“Offito”), a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. The Company purchased a royalty interest from Offito for $195,000 which provides it with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. The Company had no revenue from Offito, during the year ended October 31, 2020 and for the period from November 15, 2018 to October 31, 2019. During the last quarter of 2020, the Company received news from the operator that it no longer is in business, and therefore reached the conclusion that the royalty interest originally acquired from Offito was impaired. As such, the Company wrote off the remaining balance of the unamortized royalty interest of $184,706 in impairment expense.

Growth Stack, Inc.

On November 22, 2019, the Company acquired a royalty interest from Growth Stack, Inc. (“Growth Stack”), a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. The Company purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of Net Sales per month, and 3% of the next $100,000 of Net Sales per month. The Company will also receive 1% of the Net Sales in excess of $200,000 per month, until it receives a total of $500,000 in aggregate royalty payments from Growth Stack. The Company is also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments are due monthly.

During the year ended October 31, 2020 and for the period from November 15, 2018 to October 31, 2019, the Company recognized revenue of $32,141 and $0, respectively related to Growth Stack, Inc.

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

For the year ended October 31, 2020, and for the period from November 15, 2018 to October 31, 2019, the Company recognized revenue of $18,250 and $0, respectively, related to Pick a Toilet.

The Company recorded total amortization expense related to the original royalty agreement purchases of $54,792 and $0 for the year ended October 31, 2020 and the period from November 15, 2018 to October 31, 2019.  The following table summarizes the future amortization of royalty interests as of October 31, 2020 and 2019:

	2020	2019
2020	-	$ 33,046
2021	$ 45,745	33,046
2022	45,745	33,046
2023	45,745	33,046
2024	45,745	33,046
2025 and thereafter	457,750	297,417
Total	$ 686,175	$ 495,695

5. INCOME TAXES

The Company has a tax grant (Case No. 2019-Act20-000614) pursuant to Act No. 20 of January 17, 2012, as amended. The tax exemption grant is in accordance with the applicable terms of the Act covering the performance of the eligible service activities for markets outside of Puerto Rico. The Company specializes in Consulting Services, Centralized Management Services and Trading Companies. The Company is entitled to an exemption period of twenty (20) years. During the term of the tax grant, the Company will participate in:

•A fixed income tax rate of four percent (4%) on its Export Services Income ("ESI").

•Sixty percent (60%) exemption with respect to the municipal license tax payments imposed by the municipal ordinance in force at the date of approval of this Grant by the Secretary, in the semester of commencement of operations.

•One hundred percent (100%) exemption from Municipal and State taxes on real and personal property used in the Centralized Management Services activity starting on the date of commencement of operations up until five (5) years thereafter. Once the five (5) year term of total exemption expires, the Company will be subject to the ninety percent (90%) tax exemption for real and personal property used in the Centralized Management Services activity for the remaining period of the Grant.

•Ninety percent (90%) of tax exemption for real and personal property used in the Trading Companies activity that will commence for the effective date of the Grant but it shall never be before July 26, 2018, date in which Act No. 157-2018, amending the Act was enacted. On December 10, 2018, the Governor of the Commonwealth of Puerto Rico signed into law Act No. 257-2018 (the “Act”), which amends several provisions of the Puerto Rico Internal Revenue Code of 2011, as amended.

As of October 31, 2020, and 2019, Management is evaluating the Act’s impact in the Company’s financial statements. However, there are uncertainties as to how certain Act provisions will be interpreted and implemented, which could impact Management’s overall assessment and the Company’s tax provision and analysis for future years. The components of deferred tax asset at October 31, 2020 and 2019, are as follow:

	2020	2019
Tax loss carryforward related to operations not covered by tax grant	$ 26,055	$ 6,700
Less: Valuation Allowance	(26,055)	$ (6,700)
Net Deferred tax asset	$ -	$ -

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. At October 31, 2020 and 2019, the Company recorded a valuation allowance for the entire deferred tax asset due to the uncertainty surrounding the timing of realizing certain tax benefits in future income tax returns. The Company has carryforward losses available to offset future taxable income not covered by the tax grants amounting to $651,580 which expires on 2029.

6. NOTE PAYABLE

On July 1 and September 21, 2020, the Company closed two loans of $7,400 and $3,900 (the “PPP loans”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loan matures on June 30, 2025, and August 30, 2025 and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after the loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at the Company’s election, the eight-week period or twenty-four-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000 prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company has not applied for, nor obtained forgiveness of these loans as of October 31, 2020.

The balance of the loans at October 31, 2020 was $11,300.

7. RELATED PARTY TRANSACTIONS

The Company is a member of a group of entities affiliated through common management. The Company regularly enters into transactions with related parties, at terms and conditions agreed upon by management of the Company and related parties. Amounts due from/to related parties are non-interest bearing and do not have fixed repayment terms. These amounts are payable and received in the normal course of business and related to operating transactions and cash flows needs. Net amount due from related parties as of October 31, 2019, amounted to $2,839. During the year ended October 31, 2020, these amounts were paid in full.

8. COMMON STOCK – SUBSCRIBED

Private Placement

In June 2020, the Company, through a private offering, offered an aggregate of $1,800,000 of units, each unit consists of a subscription for 300 shares of Company $0.01 par value common stock and a warrant to purchase an additional 300 shares of Company common stock at an exercise price of $2.67 per share. Units are offered, at a purchase price of $600 per unit. Through October 31, 2020, the Company sold 848.4 units, or a subscription for 254,500 shares of common stock for an aggregate purchase price of $509,000. The subscription included detachable warrants to purchase an additional 254,500 shares at $2.67 per share with a term ending on December 31, 2021.

SAFE Convertible Contributions

The Company has a Simple Agreement for Future Equity program ("SAFE"). This SAFE is one of a series of simple agreements for future equity (collectively, the "Series 1 SAFEs") issued by the Company to investors with identical terms and on the same form, except that the holder, purchase price and date of issuance may differ in each SAFE. Pursuant to the definitions of the Series 1 SAFEs, the price per share of the Next Equity Financing minus a discount of 45% will be the conversion price. The conversion price will be subject to a Valuation Cap of $15 million. As of October 31, 2019, SAFE convertible contributions amounted to $1,812,000.

During the year ended October 31, 2020, the Company met the trigger of conversion of the SAFE agreements into shares of its common stock. Based on the terms of the SAFE Agreements, the conversion price was at a discount of 45% of the equity raise of $6.00 per share or a conversion of $3.30 per share. Therefore, the $1,812,000 are to be converted into 1,647,273 shares at a price of $1.10 per share, following the Company’s stock split. The Company has not issued these shares as of October 31, 2020; therefore, such shares are included in the Common Stock Subscribed amount on the Balance sheet.

9. STOCK PURCHASE WARRANTS

In July through September 2020, the Company issued warrants in connection with the sales of stock subscriptions as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at November 15(Inception) 2018	-	-

Granted	-	-
Forfeited or cancelled	-	-
Exercised	-	-
Balance at October 31, 2019	-	-

Granted	254,500	$2.67
Forfeit or cancelled	-	-
Exercised	-	-
Balance at October 31, 2020	254,500	$2.67

The fair value of the warrants on the date of issue during 2020 was $19,857 and was determined using the Black-Scholes option pricing model with the following assumptions:

Expected Life	1.27 - 1.42 years
Volatility	28% *
Dividend Yield	0% **
Risk Free Interest Rate	0.11% - 0.14% ***

*The volatility rate is based on the average volatility rate of comparable publicly traded companies

**The Company has no history or expectation of paying cash dividends on its common stock

***The risk-free interest rate is based on the U.S Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

10. RETIREMENT PLAN

The Company established the Freedom Internet Group Inc. 401K Plan (i.e., the “Plan”) effective January 1, 2019. The Plan covers all eligible employees that complete at least 1,000 hours of service in a 12-consecutive months period beginning with the first day of employment. Eligible employees can make Employee Deferral Contributions and Voluntary Contributions and received Matching Contributions and Profit-Sharing Contributions on the: a) first day of the first month of the Plan year or b) first day of the seventh month of the Plan year coincident with or next following the date where the employee attain an age of 21 years old and one year of Eligible Service have been completed. The employees may elect to make contributions to the Plan on a pre-tax basis (i.e., Employee Deferral Contributions) up to 100% of the employee’s compensation on a pretax basis or after-tax basis (i.e. Voluntary Contributions) up to 100% of employee’s compensation. However, the combination of the two contributions may not exceed 100% of the employee compensation.

The Company is not obligated to perform matching contributions to the plan and could perform discretionary contributions as decided by management. As of October 31, 2020, no contributions to the Plan were made by the Company.

11. COMMITMENTS AND CONTINGENCIES

Rent Commitment

On November 21, 2018, the Company entered into an ongoing "Virtual Membership Agreement" for the use of an office space with a monthly fixed rate of $75. During the year ended October 31, 2020 and for the period from November 15, 2018 (Inception) to October 31, 2019, rent expense amounted to $650 and $922, respectively.

COVID – 19

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

The Company received two economic injury disaster loan (“EIDL”) grants in the amount of $1,500 and $5,000. These amounts are included in other income during the year ended October 31, 2020. See Note 5 for explanation of PPP funds received.

12. SUBSEQUENT EVENTS

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. This resulted in 6,158,600 additional shares of common stock being issued to the current shareholders and 1,267,848 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the company will have 11,139,173 outstanding. No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

INDEX TO EXHIBITS

The listed exhibits are filed with this 10-K report.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.1	Form of SAFE Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.2	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.3	Form of Warrant	Incorporated by reference to our Form 8-K/A filed on October 5, 2020
4.4	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.4	Description of Registrant's Securities	Filed herewith
10.1	2019 Stock Incentive Plan	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.2	Amendment No. 1 to 2019 Stock Incentive Plan	Filed Herewith
10.3	Maxim Partners, LLC Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.4	Maxim Partners, LLC Agreement Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.5	Wiz Motions LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.6	Offito LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.7	Growth Stack LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.8	Pick A Toilet, LLC Royalty Agreement	Incorporated by reference to our Form 10-Q filed on June 15, 2020
14.1	Code of Ethics	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Annual Report on Form 10-K	Furnished