Form 10-K/A
period 2020-10-31
Freedom Internet Group Inc.
filed 2021-02-23
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of January 27, 2021, there were 11,132,208 outstanding and subscribed shares of the registrant’s common stock, $.01 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Freedom Internet Group Inc. for the fiscal year ended October 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2021 (the “Original Form 10-K”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Freedom Internet Group Inc.

We are filing this Amendment to solely to correct a calculation error relating to the Company’s November 2020 three-for-one stock split of our common stock in the form of a stock dividend (the “Calculation Error”). The Calculation Error resulted in the Company inaccurately stating in the Original Form 10-K (i) the number of shares of common stock and warrants to purchase shares of common stock subscribed to pursuant to the Company’s October 2020 private placement of units; (ii) the number of shares of common stock issuable upon the October 2020 conversion of the Company’s Series 1 Safes; (iii) the total number of shares of common stock and warrants to purchase shares of common stock subscribed to and outstanding; and (iv) information contained in all tables referencing the aforementioned or calculated upon the aforementioned. Although the Company does not consider either the Calculation Error, or the results derived from the Calculation Error contained in the Original Form 10-K to be material, the Company is filing this Amendment to accurately present the results regarding the disclosure related to the items described in sections (i)-(iv) above. Accordingly, all applicable portions of the Original Form 10-K, including the Cover page and Parts I -IV  (including the financial statements) are being amended to correct the Calculation Error, so this Amendment. Additionally, Part II Item 5 Securities Authorized for Issuance under Equity Compensation Plans is amended regarding the number of securities to be issued upon exercise of outstanding options, warrants and rights.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains a new certification for our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, which are attached hereto.

Except for the updates to exhibit list in the Index to Exhibits (incorporated into Part IV – Item 15(a)(3) by reference) and the above-mentioned changes to the Original Form 10-K, no other changes are made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K.

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

Stock Split – November 2020

On November 2, 2020, our board of directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. As a result of the Stock Split, the number of outstanding shares of common stock of the Company is now 11,132,208.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of the date hereof, we will have approximately 11,132,208 shares of common stock issued, outstanding and subscribed. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our stockholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of January 27, 2021, we have warrants to purchase an aggregate of 254,511 shares of our common stock at the exercise price of $2.67 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts.

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

Holders

As of January 27, 2021, we have a total of 11,132,208 shares of common stock subscribed and outstanding, held of record by approximately 61 stockholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	Not applicable	2,100,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not applicable	2,100,000

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

October 2020	Common Stock – 1,647,297 shares of common stock issued pursuant to a Series 1 SAFEs conversion at $1.10 ††

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

As of October 31, 2020, these SAFE agreements converted into 1,647,297 shares of common stock subscribed at the contractual discounted price of $1.10 per share.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 27, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)(2)(3)	Number	Percent (4)
Alton “Ace” Chapman, Jr., Chief Executive Officer and Director	4,384,500	39.3%
Noah Rosenfarb, Chief Financial Officer and Chairman of the Board of Directors	4,384,500	39.3%
Ronald Rosenfarb, Chief Operating Officer and Secretary	461,400	4.1%
All executive officers and directors as a group (3 persons)	9,230,400	82.9%

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

(4)Based on 11,132,208 shares of common stock outstanding on January 27, 2021.

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

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2021.

Freedom Internet Group Inc.

By:	/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr.
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr. /s/ Noah Rosenfarb	Principal Executive Officer, Director	February 22, 2021
Noah Rosenfarb	Principal Financial Officer, Chairman of the Board of Directors	February 22, 2021

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

3. STOCK DIVIDEND

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. This resulted in 6,153,600 additional shares of common stock being issued to the current shareholders and 1,267,872 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the company will have 11,132,208 outstanding.  No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

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

8. COMMON STOCK – SUBSCRIBED

Private Placement

In June 2020, the Company, through a private offering, offered an aggregate of $1,800,000 of units, each unit consists of a subscription for 300 shares of Company $0.01 par value common stock and a warrant to purchase an additional 300 shares of Company common stock at an exercise price of $2.67 per share. Units are offered, at a purchase price of $600 per unit. Through October 31, 2020, the Company sold 848.4 units, or a subscription for 254,511 shares of common stock for an aggregate purchase price of $509,000. The subscription included detachable warrants to purchase an additional 254,511 shares at $2.67 per share with a term ending on December 31, 2021.

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

During the year ended October 31, 2020, the Company met the trigger of conversion of the SAFE agreements into shares of its common stock. Based on the terms of the SAFE Agreements, the conversion price was at a discount of 45% of the equity raise of $6.00 per share or a conversion of $3.30 per share. Therefore, the $1,812,000 are to be converted into 1,647,297 shares at a price of $1.10 per share, following the Company’s stock split. The Company has not issued these shares as of October 31, 2020; therefore, such shares are included in the Common Stock Subscribed amount on the Balance sheet.

9. STOCK PURCHASE WARRANTS

In July through September 2020, the Company issued warrants in connection with the sales of stock subscriptions as referenced above. Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at November 15(Inception) 2018	-	-

Granted	-	-
Forfeited or cancelled	-	-
Exercised	-	-
Balance at October 31, 2019	-	-

Granted	254,511	$2.67
Forfeit or cancelled	-	-
Exercised	-	-
Balance at October 31, 2020	254,511	$2.67

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

12. SUBSEQUENT EVENTS

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. This resulted in 6,153,600 additional shares of common stock being issued to the current shareholders and 1,267,872 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the company will have 11,132,208 outstanding. No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

INDEX TO EXHIBITS

The listed exhibits are filed with this 10-K report.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.1	Form of SAFE Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.2	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.3	Form of Warrant	Incorporated by reference to our Form 8-K/A filed on October 5, 2020
4.4	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.4	Description of Registrant's Securities	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.1	2019 Stock Incentive Plan	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.2	Amendment No. 1 to 2019 Stock Incentive Plan	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.3	Maxim Partners, LLC Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.4	Maxim Partners, LLC Agreement Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.5	Wiz Motions LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.6	Offito LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.7	Growth Stack LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.8	Pick A Toilet, LLC Royalty Agreement	Incorporated by reference to our Form 10-Q filed on June 15, 2020
14.1	Code of Ethics	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Incorporated by reference to our Form 10-K filed on February 2, 2021
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Incorporated by reference to our Form 10-K filed on February 2, 2021
31.3	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.4	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Incorporated by reference to our Form 10-K filed on February 2, 2021

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Incorporated by reference to our Form 10-K filed on February 2, 2021
32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Annual Report on Form 10-K	Furnished