Form 10-Q
period 2021-01-31
Freedom Internet Group Inc.
filed 2021-03-16
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

Or

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56149

Freedom Internet Group Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0910894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Calle San Francisco, Suite 200 San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

855-422-4200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding and subscribed as of March 16, 2021.

.

Freedom Internet Group Inc.

Table of Contents

 ii

PART I – FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of January 31, 2021 (unaudited) and October 31, 2020

	January 31, 2021 (Unaudited)	October 31, 2020
ASSETS
Cash and cash equivalents	$979,505	$1,035,120
Prepaid expenses	12,667	16,667
Total Current Assets	992,172	1,051,787

Royalty interests, net of accumulated amortization of $56,667 and $44,500, respectively	674,009	686,175

Total assets	$1,666,181	$1,737,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	2,990	26,474
Total current liabilities	$2,990	$ 26,474

Non-current Liabilities
Notes payable	11,300	11,300

Total Liabilities	14,290	37,774

COMMITMENTS AND CONTINGENCIES (See Note 7)

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 9,230,400 shares issued and outstanding	92,304	92,304
Common stock subscribed	19,017	19,017
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(699,877)	(651,580)
Total Stockholders’ Equity	1,651,891	1,700,188
Total Liabilities and Stockholders’ Equity	$1,666,181	$1,737,962

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended January 31, 2021 and 2020

(unaudited)

	For the Three Months ended January 31,
	2021	2020
Revenues
Royalties	$24,484	$-

Operating Expenses
Advertising	6,086	1,880
Professional and consulting	28,629	94,720
Salaries and payroll taxes	19,937	17,442
Rent expense	75	225
Amortization of royalty interests	12,167	13,791
Other expenses	6,278	2,471
Total Operating Expenses	73,172	130,530

Loss from operations	(48,688)	(130,530)

Other Income (Expense)
Interest expense	-	(48)
Interest income	179	3,900
Other	212	388
Total other income (expense)	391	4,240
Net Loss	$(48,297)	$(126,290)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	9,230,400	9,230,400
Weighted average shares outstanding - diluted	9,230,400	9,230,400

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

For the three months ended January 31, 2020 and for the three months ended January 31, 2021

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance November 1, 2019	-	$-	9,230,400	$92,304	$-	$(61,536)	$(167,700)	$(136,932)

Net Loss	-	-	-	-	-	-	(126,290)	(126,290)

Balance, January 31, 2020	-	-	9,230,400	$92,304	$-	$ (61,536)	$ (293,990)	$ (263,222)

Balance November 1, 2020	-	-	9,230,400	92,304	19,017	2,240,447	(651,580)	1,700,188

Net Loss	-	-	-	-	-	-	(48,297)	(48,297)

Balance, January 31, 2021 (unaudited)	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(699,877)	$1,651,891

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended January 31, 2021 and 2020

(unaudited)

	For the three months ended January 31, 2021	For the three months ended January 31, 2020
Cash flows from operating activities:
Net Loss	$(48,297)	$(126,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	12,167	13,791
Prepaid expenses	4,000	5,000
Accounts payable and accrued liabilities	(23,485)	(1,698)
Net cash used in operating activities	(55,615)	(109,197)

Cash flows from investing activities
Purchase of royalty interest	-	(250,000)
Net cash used in investing activities	-	(250,000)

Net change in cash and cash equivalents	(55,615)	(359,197)
Cash and cash equivalents, at beginning of period	1,035,120	1,179,497
Cash and cash equivalents, at end of period	$979,505	$820,300

Supplemental cash flow information:
Interest paid	$48	$-
Income taxes paid	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended January 31, 2021, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein is adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2020.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As of January 31, 2021, the Company was still in the process of developing its accounting policies and procedures. Following is a description of the more significant accounting policies followed by the Company:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Royalty Interests

The Company has a total of $730,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests over the estimated life of the cash flows produced by the agreement, which is initially estimated at 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates its royalty agreements at subsequent reporting periods to determine if a change in the underlying agreement or cash flows warrants a change in the estimate. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned and collection is reasonably assured.

The Company recognized revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over quarterly or monthly periods, some of which do not line up with the quarterly reporting period of the Company.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of January 31, 2021.

3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, the Company acquired a royalty interest from Wiz Motions, LLC (“Wiz”), a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. The Company purchased a royalty interest from Wiz for $300,000 which provides it with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The company recognizes revenue from Wiz Motions monthly.  The Company recognized $11,984 and $0 in revenue during the three months ended January 31, 2021 and 2020, respectively.

Growth Stack, Inc.

On November 22, 2019, the Company acquired a royalty interest from Growth Stack, Inc. (“Growth Stack”), a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. The Company purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of Net Sales per month, and 3% of the next $100,000 of Net Sales per month. The Company will also receive 1% of the Net Sales in excess of $200,000 per month, until it receives a total of $500,000 in aggregate royalty payments from Growth Stack. The Company is also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal shareholder of Growth Stack. Royalty payments are due monthly.  The Company recognized $12,500 and $0, respectively, during the three months ended January 31, 2021 and 2020.

Pick A Toilet LLC

On April 1, 2020, the Company acquired a royalty interest from Pick A Toilet, LLC (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. The Company purchased a royalty interest from Pick A Toilet for $180,000, which provides the Company a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, the Company will receive the results from the Operator and subsequently invoice the operator for its share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on the Company’s invoice. The Company recognized no revenue from Pick A Toilet for the three months ended January 31, 2021.

The Company recorded total amortization expense related to the original royalty agreement purchases of $12,167 and $13,792 for the three -month periods ended January 31, 2021 and 2020.

4. NOTE PAYABLE

On July 1, 2020 and September 21, 2020, the Company closed on two loans for $7,400 and $3,900 (the “PPP loans”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loans mature on June 30, 2025 and August 31, 2025, and bears an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

All or a portion of the PPP loan may be forgiven by the lender upon application by the Company beginning 60 days after the loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at the Company’s election, the eight-week period or twenty-four-week period beginning on the date of disbursement of proceeds from the PPP loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000 prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced. In the event the PPP loan, or any portion thereof, are forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The balance of the loans at January 31, 2021 is $11,300.  FIGI has applied for forgiveness of the PPP loan.

5. STOCK PURCHASE WARRANTS

In July through September 2020, the Company issued warrants in connection with the sales of stock subscriptions as referenced above. At January 31, 2021, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2020	254,511	$2.67
Granted	-	-
Forfeit or cancelled	-	-
Exercised	-	-
Balance at January 31, 2021	254,511	$2.67

Warrant shares and the related weighted average exercise price have been modified retrospectively to present total shares and exercise price as affected by the three-for-one Stock Split, on November 2, 2020.  See Note 6 for details.

The fair value of the warrants on the date of issue was $19,857 and was determined using the Black-Scholes option pricing model with the following assumptions:

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

6. STOCK DIVIDEND

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

8. SUBSEQUENT EVENTS

Artist Holdings, LLC

On February 16, 2021, we acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. We purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, we acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalties payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recently filed Annual Report on Form 10-K/A filed on February 23, 2021; However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended January 31, 2021 and 2020

	Three months ended January 31, 2021	Three months ended January 31, 2020	Variance
Revenues	$24,484	-	$24,484
Operating Expenses:
Advertising and Marketing	6,086	1,880	4,206
Professional and consulting fees	28,629	94,720	(66,091)
Salaries and payroll taxes	19,937	17,442	2,495
Rent expense	75	225	(150)
Amortization of Royalty Interests	12,167	13,792	(1,625)
Other expenses	6,278	2,471	3,807
Total Operating expenses	73,172	130,530	(57,358)
Other income	391	4,240	(3,849)
Net loss	$(48,297)	$(126,290)	$(77,993)

Revenues: We generated $24,484 and $0 of revenues for the three months ended January 31, 2021 and 2020, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 5 active operators.

Operating Expenses: Overall operating expenses decreased to $73,172 for the three months ended January 31, 2021 as compared to $130,530 for the three months ended January 31, 2020, generally because of decreasing our professional and consulting fees by $66,091; increasing our advertising and marketing by $4,206, increases in salaries for our founders of $2,495, amortization of royalty interests of $1,625, Our net loss decreased from $126,290 to $48,297 primarily due to the decrease in professional and consulting fees.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2021 as compared to October 31, 2020 reflects a decrease of cash assets of $55,615 due primarily to a net loss of $48,297 and payment of accounts payable, of $23,485 offset by the amortization of royalty interest of $12,167.

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

We continue to seek to expand and diversify the types of licensed royalty interests we pursue. The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments. However, as of the date of this filing, we do not expect our results for 2021 to be significantly affected.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects.

Revenue Recognition

The Company recognized revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or Usage-Based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over quarterly or monthly periods, some of which do not line up with the quarterly reporting period of the Company.

Royalty Interests

The Company has a total of $730,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests over the estimated life of the cash flows produced by the agreement, which is initially estimated at 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates its royalty agreements at subsequent reporting periods to determine if a change in the underlying agreement or cash flows warrants a change in the estimate. Impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Off-Balance Sheet Arrangements

As of January 31, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended January 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2021:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of January 31, 2021, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2021

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer