Form 10-Q
period 2021-04-30
Freedom Internet Group Inc.
filed 2021-06-14
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding and subscribed as of June 14, 2021.

.

 Freedom Internet Group Inc.

Table of Contents

 ii

PART I – FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of April 30, 2021 (unaudited) and October 31, 2020

	April 30, 2021 (Unaudited)	October 31, 2020

ASSETS
Cash and cash equivalents	$761,613	$1,035,120
Prepaid expenses	7,667	16,667
Cryptocurrencies	45,000	-
Total Current Assets	814,280	1,051,787

Royalty interests, net of accumulated amortization of $70,355 and $44,500, respectively	785,320	686,175

Total assets	$1,599,600	$1,737,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$44,416	$26,474
Total current liabilities	44,416	26,474

Non-current Liabilities
Notes payable	11,300	11,300

Total Liabilities	55,716	37,774

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 9,230,400 shares issued and outstanding	92,304	92,304
Common stock subscribed	19,017	19,017
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(807,884)	(651,580)
Total Stockholders’ Equity	1,543,884	1,700,188
Total Liabilities and Stockholders’ Equity	$1,599,600	$1,737,962

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended April 30, 2021 and 2020

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,

	2021	2020	2021	2020

Revenues
Royalties (net)	$17,885	$21,533	$42,369	$21,533

Operating Expenses
Advertising	882	666	6,968	14,796
Professional and consulting	62,626	61,313	91,254	151,344
Salaries and payroll taxes	40,904	30,537	60,841	47,978
Rent expense	75	225	150	450
Amortization of royalty interests	13,689	13,417	25,855	27,208
Other expenses	7,942	14,398	14,221	9,356
Total Operating Expenses	126,118	120,556	199,289	251,132

Loss from operations	(108,233)	(99,023)	(156,920)	(229,599)

Other Income

Interest income	180	2,407	358	6,307
Other	46	206	258	595
Total other income	226	2,613	616	6,902
Net Loss	$(108,007)	$(96,410)	$(156,304)	$(222,697)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	9,230,400	9,230,400	9,230,400	9,230,400
Weighted average shares outstanding - diluted	9,230,400	9,230,400	9,230,400	9,230,400

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

For the three and six months ended April 30, 2020 and for the three and six months ended April 30, 2021

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance November 1, 2019	-	$-	9,230,400	$92,304	$-	$(61,536)	$(167,700)	$(136,932)

Net Loss	-	-	-	-	-	-	(126,290)	(126,290)

Balance January 31, 2020 (unaudited)	-	-	9,230,400	92,304	-	(61,536)	(293,990)	(263,222)

Net Loss							(96,410)	(96,410)

Balance, April 30, 2020 (unaudited)	-	$-	9,230,400	$92,304		$ (61,536)	$(390,400)	$(359,632)

Balance November 1, 2020	-	$-	9,230,400	92,304	19,017	2,240,447	(651,580)	1,700,188

Net Loss	-	-	-	-	-	-	(48,297)	(48,297)

January 31, 2021 (unaudited)	-	-	9,230,400	92,304	19,017	2,240,447	(699,877)	1,651,891

Net Loss							(108,007)	(108,007)

Balance, April 30, 2021 (unaudited)	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(807,884)	$1,543,884

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended April 30, 2021 and 2020

(unaudited)

	For the six months ended April 30, 2021	For the six months ended April 30, 2020

Cash flows from operating activities:
Net loss	($156,304)	$(222,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	25,855	27,208
Prepaid expenses	9,000	5,000
Accounts payable and accrued liabilities	17,942	9,409
Net cash used in operating activities	(103,507)	(181,080)

Cash flows from investing activities
Purchase of royalty interest	(125,000)	(430,000)
Purchase of cryptocurrencies	(45,000)	-
Net cash used in investing activities	(170,000)	(430,000)

Net change in cash and cash equivalents	(273,507)	(611,080)
Cash and cash equivalents, at beginning of period	1,035,120	1,179,497
Cash and cash equivalents, at end of period	$761,613	$568,417

Supplemental cash flow information:
Interest paid	$-	$48
Income taxes paid	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended April 30, 2021, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2020.

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

Royalty Interests

Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. The Company amortizes the cost of royalty interests over the estimated life of the cash flows produced by the agreement, which is initially estimated at 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates its royalty agreements at subsequent reporting periods to determine if a change in the underlying agreement or cash flows warrants a change in the estimate. Impairment exists for the royalty interests if the carrying amount exceeds the estimate of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned and collection is reasonably assured.

The Company recognizes revenue from royalty interest agreements under ASC 606-10-55-65 which apply to sales-based or usage-based royalties. Guidance under this section stipulates that revenue recognition should be based when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over quarterly or monthly periods, some of which do not line up with the quarterly reporting period of the Company.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets that, based on management’s evaluation, are not expected to be realized.  As of the balance sheet date, the Company maintains a full valuation allowance against their deferred tax asset.

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of April 30, 2021.

Cryptocurrencies

The Company made an investment in cryptocurrencies, including bitcoin, during the three months ended April 30, 2021 of $45,000.  Such amounts are included in current assets in the accompanying balance sheets.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements of $25,855 and $27,208, for the six month periods ended April 30, 2021 and 2020, respectively.

Additional royalty interests acquired during the quarter ended April 30, 2021 were the following:

Artist Holdings, LLC

On February 16, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. We purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalties payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers.

NOTE 4 - NOTE PAYABLE

On July 1, 2020 and September 21, 2020, the Company closed on two loans for $7,400 and $3,900 (the “PPP loans”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act. The PPP loans mature on June 30, 2025 and August 31, 2025, and bear an interest rate of 1% per annum. Payments of principal and interest of any unforgiven balance commence on December 1, 2020. Under the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), (i) the first payment date for the PPP loans will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loans’ maturity is extended to five years (from 2 years).

All or a portion of the PPP loans may be forgiven by the lender upon application by the Company beginning 60 days after the loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at the Company’s election, the eight-week period or twenty-four-week period beginning on the date of disbursement of proceeds from the PPP loans. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000 prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced, under certain circumstances, if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced. In the event the PPP loans, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The balance of the loans at April 30, 2021 is $11,300.  As of April 30, 2021, the Company has submitted the application for forgiveness and as of June 8, 2021 has received notification of forgiveness for the full amount of the note outstanding.

NOTE 5 - STOCK PURCHASE WARRANTS

In July through September 2020, the Company issued warrants in connection with the sales of stock subscriptions. At April 30, 2021, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price

Balance at October 31, 2020	254,511	$2.67
Granted	-	-
Forfeit or cancelled	-	-
Exercised	-	-
Balance at April 30, 2021	254,511	$2.67

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

NOTE 6 - STOCK DIVIDEND

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder.  This resulted in 6,153,600 additional shares of common stock being issued to the current shareholders and 1,267,872 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend and reclassification of common stock subscribed to common stock, the company will have 11,132,208 shares outstanding.   No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

In May 2021, the Company made an additional investment of $100,000 in cryptocurrencies. As of June 8, 2021, the Company received notification of PPP loan forgiveness for the $11,300 outstanding.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recently filed Annual Report on Form 10-K/A filed on February 23, 2021; , and under Part II, Item 1A. “Risk Factors” contained in this report on Form 10-Q.However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview and Principle Services

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

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended April 30, 2021 and 2020

	Three months ended April 30, 2021	Three months ended April 30, 2020	Variance

Revenues	$17,885	$21,533	($3,648)
Operating Expenses:
Advertising and Marketing	882	666	216
Professional and consulting fees	62,626	61,313	1,313
Salaries and payroll taxes	40,904	30,537	10,367
Rent expense	75	225	(150)
Amortization of Royalty Interests	13,689	13,417	272
Other expenses	7,942	14,398	(6,456)
Total Operating expenses	126,118	120,556	5,562
Other income	226	2,613	(2,387)
Net loss	$(108,007)	$(96,410)	$(11,597)

Revenues: We generated $17,885 and $21,533 of revenues for the three months ended April 30, 2021 and 2020, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 5 active operators.

Operating Expenses: Overall operating expenses increased to $126,118 for the three months ended April 30, 2021 as compared to $120,556 for the three months ended April 30, 2020, generally because of increasing  our professional and consulting fees by $1,313; offset by increasing salaries for our founders of $10,367. Our net loss increased from $96,410 to $108,007 primarily due to the salaries and payroll taxes paid to our founders.

Results of Operations for the six months ended April 30, 2021 and 2020

	Six months ended April 30, 2021	Six months ended April 30, 2020	Variance

Revenues	$42,369	$21,533	$20,836
Operating Expenses:
Advertising and Marketing	6,968	14,796	(7,828)
Professional and consulting fees	91,254	151,344	(60,090)
Salaries and payroll taxes	60,841	47,978	12,863
Rent expense	150	450	(300)
Amortization of Royalty Interests	25,855	27,208	(1,353)
Other expenses	14,221	9,356	4,865
Total Operating expenses	199,289	251,132	(51,843)
Other income	616	6,902	(6,286)
Net loss	$(156,304)	$(222,697)	66,393

Revenues: We generated $42,369 and $21,533 of revenues for the six months ended April 30, 2021 and 2020, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 5 active operators.

Operating Expenses: Overall operating expenses decreased to $199,289 for the six months ended April 30, 2021 as compared to $251,132 for the six months ended April 30, 2020, generally because of decreasing our professional and consulting fees by $60,090; decreasing our advertising and marketing by $7,828, offset by increases in salaries for our founders of $12,863. Our net loss decreased from $222,697 to $156,304 primarily due to the decrease in professional and consulting fees.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2021 as compared to October 31, 2020 reflects a decrease of cash assets of $273,507 due primarily to a net loss of $156,304 offset by non-payment of accounts payable of $17,942, and amortization of royalty interest of $25,855. We purchased an additional $125,000 in royalty interests that we hope to start generating revenue over the next twelve months and invested in an account backed by cryptocurrencies in the amount of $45,000 during the six months ended April 30, 2021.  We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations.

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

Off-Balance Sheet Arrangements

As of April 30, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2021:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of April 30, 2021, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

During the three months ended April 30, 2021, our Company made an investment in cryptocurrencies, including bitcoin, of $45,000. In May 2021, the Company made an additional investment of $100,000 in cryptocurrencies.

GENERAL RISKS RELATED TO OWNING CRYPTOCURRIENCIES

The prices of cryptocurrencies are extremely volatile.

Fluctuations in the price of cryptocurrencies could subject our cryptocurrency holdings to significant price volatility, The price of cryptocurrencies is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of cryptocurrencies, government monetary policies, regulatory measures that restrict the use of cryptocurrencies and global political, economic or financial events. In addition, a decrease in the price of one cryptocurrency may cause volatility in the entire cryptocurrency industry, including the cryptocurrencies we hold. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of other cryptocurrencies to fluctuate dramatically.

The regulatory regime governing cryptocurrencies is still developing, and regulatory changes or actions may alter the nature of an investment in cryptocurrencies.

The regulation of cryptocurrencies and cryptocurrency exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions, and are subject to significant uncertainty. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact the value of our cryptocurrency holdings.

The development and acceptance of transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on our plan of business, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies include, but are not limited to:

•Continued worldwide growth in the adoption and use of cryptocurrencies;

•Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;

•The maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;

•The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•General economic conditions and the regulatory environment relating to cryptocurrencies; and

•Negative consumer sentiment and perception of cryptocurrencies in general.

We cannot predict with certainty any outcome regarding use of cryptocurrencies, and any of the above factors may have a material adverse effect on the value of our cryptocurrency holdings.

Our cryptocurrency holdings may be subject to loss, damage, theft or restriction on access, which could decrease the value of our cryptocurrency holdings.

A private key, or a combination of private keys, is necessary to control the cryptocurrency holdings stored in our digital wallet(s). Accordingly, any loss of the requisite private keys will result in loss of our cryptocurrency holdings, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal our cryptocurrency holdings. Any errors or malfunctions caused by or otherwise related to our digital wallet to receive and store cryptocurrencies, including failure to properly maintain or secure such digital wallet, may also result in our complete loss of our cryptocurrency holdings. If we lose access to our cryptocurrency holdings, we could suffer a complete loss of their value.

If part or all of our cryptocurrency holdings are lost, stolen or destroyed under circumstances rendering a party liable to our Company, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our Company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrencies. Consequently, we may be unable to replace missing cryptocurrencies or seek reimbursement for any erroneous transfer or theft of our cryptocurrency holdings. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of our Company’s assets.

Cryptocurrencies are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some other financial institutions, cryptocurrencies are uninsured unless you specifically obtain private insurance to insure them, which we have not done, nor presently intend to do. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation, or private insurance arranged by our Company, to offer recourse to us.

Trading or holding cryptocurrencies could expose us to various cyber security risks.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred, and our Company is not immune to such events.

The tax treatment of cryptocurrencies is uncertain, and developments in tax laws could impact the tax treatment of our cryptocurrency holdings.

The tax characterization of cryptocurrencies is uncertain and transactions involving digital currencies or tokens, are relatively new. It is possible that the Internal Revenue Service (“IRS”) may challenge our Company’s intended treatment of our cryptocurrency holdings, and that the tax consequences of purchasing or holding cryptocurrencies could differ materially from those anticipated by our Company. Federal or state legislation may be enacted, or guidance may be issued, by the IRS (or other governmental authorities), possibly with retroactive effect, impacting our tax obligations with respect to our cryptocurrency holdings. Future changes in the tax laws (or future administrative or judicial interpretations) could materially and negatively impact our tax treatment with respect to cryptocurrencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
10.1	Artist Holdings LLC Royalty Agreement	Filed herewith
10.2	RhymeMakers LLC	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2021

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer