Form 10-Q
period 2021-07-31
Freedom Internet Group Inc.
filed 2021-09-13
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding and subscribed as of September 13, 2021.

Freedom Internet Group Inc.

ii

PART I – FINANCIAL INFORMATION

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of July 31, 2021 (unaudited) and October 31, 2020

	July 31, 2021 (Unaudited)	October 31, 2020
ASSETS
Cash and cash equivalents	$585,880	$1,035,120
Prepaid expenses	2,667	16,667
Cryptocurrencies	148,362	-
Total Current Assets	736,909	1,051,787

Royalty interests, net of accumulated amortization of $84,605 and $44,500, respectively	771,070	686,175

Total assets	$1,507,979	$1,737,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,909	$26,474
Total current liabilities	24,909	26,474

Non-current Liabilities
PPP loans	-	11,300

Total Liabilities	24,909	37,774

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 9,230,400 shares issued and outstanding	92,304	92,304
Common stock subscribed	19,017	19,017
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(868,698)	(651,580)
Total Stockholders’ Equity	1,483,070	1,700,188
Total Liabilities and Stockholders’ Equity	$1,507,979	$1,737,962

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended July 31, 2021 and 2020

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Revenues
Royalties (net)	$ 17,353	$ 40,103	$ 59,723	$ 61,636

Operating Expenses
Advertising	46	9,487	7,014	12,032
Professional and consulting	42,095	27,710	133,349	183,743
Salaries and payroll taxes	29,931	29,931	90,772	77,910
Rent expense	75	125	225	575
Amortization of royalty interests	14,250	15,417	40,105	42,625
Other expenses	6,681	696	20,902	17,565
Total Operating Expenses	93,078	83,366	292,367	334,450

Loss from operations	(75,725)	(43,263)	(232,644)	(272,814)

Other Income
Interest expense	-	-	-	(48)
Interest income	3,541	181	3,899	6,488
Other	70	6,736	327	7,331
Forgiveness of PPP Loans	11,300	-	11,300	-
Total other income	14,911	6,917	15,526	13,771
Net Loss	$ (60,814)	$ (36,346)	$ (217,118)	$ (259,043)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.03)

Weighted average shares outstanding - basic	9,230,400	9,230,400	9,230,400	9,230,400
Weighted average shares outstanding - diluted	9,230,400	9,230,400	9,230,400	9,230,400

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

For the three and nine months ended July 31, 2020 and for the three and nine months ended July 31, 2021

(unaudited)

	Preferred Stock		Common Stock		Common Stock	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Equity (Deficit)
Balance November 1, 2019	-	$-	9,230,400	$92,304	$-	$(61,536)	$(167,700)	$(136,932)

Net loss	-	-	-	-	-	-	(126,290)	(126,290)

Balance January 31, 2020 (unaudited)	-	-	9,230,400	92,304	-	(61,536)	(293,990)	(263,222)

Net loss							(96,410)	(96,410)

Balance, April 30, 2020 (unaudited)	-	$-	9,230,400	$92,304		$(61,536)	$(390,400)	$(359,632)

Common stock – subscribed in private placement					14,375			14,375

Warrants issued						625		625

Net loss							(36,346)	(36,346)

Balance, July 31, 2020 (unaudited)	-	$-	9,230,400	$92,304	$14,375	($60,911)	$(426,746)	$(380,978)

Balance November 1, 2020	-	$-	9,230,400	92,304	19,017	2,240,447	(651,580)	1,700,188

Net loss	-	-	-	-	-	-	(48,297)	(48,297)

January 31, 2021 (unaudited)	-	-	9,230,400	92,304	19,017	2,240,447	(699,877)	1,651,891

Net loss							(108,007)	(108,007)

Balance, April 30, 2021 (unaudited)	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(807,884)	$1,543,884

Net loss							(60,814)	(60,814)

Balance, July 31, 2021 (unaudited)	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(868,698)	$1,483,070

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended July 31, 2021 and 2020

(unaudited)

	For the nine months ended July 31, 2021	For the nine months ended July 31, 2020
Cash flows from operating activities:
Net loss	$ (217,118)	$ (259,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income – forgiveness of PPP loans	(11,300)	-
Amortization of royalty interests	40,105	42,625
Due from related party	-	2,839
Prepaid expenses	14,000	5,000
Accounts payable and accrued liabilities	(1,565)	15,626
Net cash used in operating activities	(175,878)	(192,953)

Cash flows from investing activities
Purchase of royalty interest	(125,000)	(430,000)
Purchase of cryptocurrencies	(148,362)	-
Net cash used in investing activities	(273,362)	(430,000)

Cash flows from financing activities
Proceeds from paycheck protection program	-	7,400
Stock subscriptions	-	14,375
Sale of warrants	-	625
Net cash provided by financing activities	-	22,400

Net change in cash and cash equivalents	(449,240)	(600,553)
Cash and cash equivalents, at beginning of period	1,035,120	1,179,497
Cash and cash equivalents, at end of period	$ 585,880	$ 578,944

Supplemental cash flow information:
Interest paid	$ -	$ 48
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On November 15, 2018, (commencement of operations) Freedom Internet Group Inc. (the “Company” or “We”) was organized in Puerto Rico to provide Internet-focused entrepreneurs with business consulting services, centralized management services and revenue-based financing. The Company is engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses, referred to as operators. Royalty interests are passive (non-operating) agreements that provide the Company with contractual rights to revenue produced from operators.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended July 31, 2021, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2020.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of July 31, 2021.

Cryptocurrencies

The Company made an investment in cryptocurrencies, including bitcoin, during the nine months ended July 31, 2021 of $146,000.  Such amounts are included in current assets at original cost in the accompanying balance sheets.

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

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements of $40,105 and $42,625, for the nine-month periods ended July 31, 2021 and 2020, respectively.

Additional royalty interests acquired during the nine months ended July 31, 2021 were the following:

Artist Holdings, LLC

On February 16, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers.

NOTE 4 - NOTE PAYABLE

On July 1, 2020 and September 21, 2020, the Company closed on two loans for $7,400 and $3,900 (the “PPP loans”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act.

All or a portion of the PPP loans may be forgiven by the lender upon application by the Company beginning 60 days after the loan approval and upon documentation of expenditures in accordance with the requirements set forth by the SBA pursuant to the CARES Act..

During the three months ended July 31, 2021, the outstanding balance of $11,300 was forgiven and is presented in other income.

NOTE 5 – COMMON STOCK

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

Common Stock – Subscribed

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

At July 31, 2021, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2020	254,511	$ 2.67
Granted	-	-
Forfeit or cancelled	-	-
Exercised	-	-
Balance at July 31, 2021	254,511	$ 2.67

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENT

On August 24, 2021, the Company entered into a settlement agreement with a prior service provider that resolved all outstanding disputes in exchange for a $105,000 payment from the service provider.  On September 7, 2021, the Company received $94,500 directly and $10,500 was withheld for tax purposes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview and Principal Services

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

We have established our business model based on the premise that acquiring non-operating, passive royalty interests in businesses can produce above average returns. The key elements of our business model and growth strategy are as follows:

1.Focus on non-operating royalty interests in high-quality Internet based businesses.

2.Negotiate new royalty interest agreements with operators.

3.Acquire pre-existing royalty interests from third parties.

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended July 31, 2021 and 2020

	Three months ended July 31, 2021	Three months ended July 31, 2020	Variance
Revenues	$17,353	$40,103	$(22,750)
Operating Expenses:
Advertising and Marketing	46	9,487	(9,441)
Professional and consulting fees	42,095	27,710	14,385
Salaries and payroll taxes	29,931	29,931	-
Rent expense	75	125	(50)
Amortization of Royalty Interests	14,250	15,417	(1,167)
Other expenses	6,681	696	5,985
Total Operating expenses	93,078	83,366	9,712
Other income	14,911	6,917	7,994
Net loss	$(60,814)	$(36,346)	$(24,468)

Revenues: We generated $17,353 and $40,103 of revenues for the three months ended July 31, 2021 and 2020, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 5 active operators. Operators pay royalties quarterly, based on their operational revenue.  Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses increased to $93,078 for the three months ended July 31, 2021 as compared to $83,366 for the three months ended July 31, 2020, generally because of increasing our professional and consulting fees by $14,385. Our net loss increased from $36,346 to $60,814 primarily due to the reduction in Royalty revenue recognized and the increase in the professional and consulting fees, offset by a general decrease in advertising and marketing.

Results of Operations for the nine months ended July 31, 2021 and 2020

	Nine months ended July 31, 2021	Nine months ended July 31, 2020	Variance
Revenues	$59,723	$61,636	$(1,913)
Operating Expenses:
Advertising and Marketing	7,014	12,032	(5,018)
Professional and consulting fees	133,349	183,743	(50,394)
Salaries and payroll taxes	90,772	77,910	12,862
Rent expense	225	575	(350)
Amortization of Royalty Interests	40,105	42,625	(2,520)
Other expenses	20,902	17,565	3,337
Total Operating expenses	292,367	334,450	(42,083)
Other income	15,526	13,771	1,755
Net loss	$(217,118)	$(259,043)	$41,925

Revenues: We generated $59,723 and $61,636 of revenues for the nine months ended July 31, 2021 and 2020, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 5 active operators. Operators pay royalties quarterly, based on their operational revenue.  Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses decreased to $292,367 for the nine months ended July 31, 2021 as compared to $334,450 for the nine months ended July 31, 2020, generally because of decreasing our professional and consulting fees by $50,394; decreasing our advertising and marketing by $5,018 offset by increases in salaries for our founders of $12,862 and an increase in other expenses of $3,337. Our net loss decreased from $259,043 to $217,118 primarily due to the decrease in professional and consulting fee, decrease in revenue collected, decrease in advertising offset by an increase in salaries for our founders.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2021 as compared to October 31, 2020 reflects a decrease of cash assets of $449,240 due primarily to a net loss of $217,118 offset by non-cash amortization of royalty interests of $40,105 and amortization of prepaid assets. We purchased an additional $125,000 in royalty interests that we hope to start generating revenue over the next twelve months and invested in an account backed by cryptocurrencies in the amount of $148,362 during the nine months ended July 31, 2021.  We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

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

The impacts of the current COVID-19 pandemic are broad reaching and the impacts on the Company’s licensing royalty interests is to date is unknown. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

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

Off-Balance Sheet Arrangements

As of July 31, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2021:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of July 31, 2021, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A. RISK FACTORS.

During the nine months ended July 31, 2021, our Company made an investment in cryptocurrencies, including bitcoin, of $148,362.

GENERAL RISKS RELATED TO OWNING CRYPTOCURRIENCIES

The prices of cryptocurrencies are extremely volatile.

Fluctuations in the price of cryptocurrencies could subject our cryptocurrency holdings to significant price volatility. The price of cryptocurrencies is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of cryptocurrencies, government monetary policies, regulatory measures that restrict the use of cryptocurrencies and global political, economic or financial events. In addition, a decrease in the price of one cryptocurrency may cause volatility in the entire cryptocurrency industry, including the cryptocurrencies we hold. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of other cryptocurrencies to fluctuate dramatically.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
10.1	Artist Holdings LLC Royalty Agreement	Incorporated by reference to our Form 10-Q filed on June 14, 2021
10.2	RhymeMakers LLC	Incorporated by reference to our Form 10-Q filed on June 14, 2021
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2021

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer