Form 10-K
period 2021-10-31
Freedom Internet Group Inc.
filed 2022-02-15
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,803,616 as of April 30, 2021 (1,901,808 shares at $2 per share).

As of February 15, 2022, there were 11,132,208 outstanding shares of the registrant’s common stock, $.01 par value.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

We were incorporated in Puerto Rico on November 15, 2018. Our address is 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901 and our telephone number is 855-422-4200. Our website is www.FIGIRoyalty.com. Information contained on our website does not constitute part of this Annual Report.

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

We use a series of quantitative, qualitative, financial, and legal criteria by which we evaluate the potential acquisition of royalty interests. We plan to acquire assets with an income focus, and our target is to acquire assets generating income of 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target. Among the factors considered are: (1) the business track record of revenue and earnings; (2) the type of business that generates royalties; (3) the experience and skill of the active management team of the business; (4) our assessment of the longevity and staying power of the underlying business; and (5) the potential for revenue growth and capital appreciation.

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

Our current royalty interests are comprised of the following:

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. We purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $30,033 and $51,690 of revenue during the years ended October 31, 2021 and 2020, respectively related to Wiz Motions.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. The Company recognized $38,690 and $32,141 of revenue during the years ended October 31, 2021 and 2020, respectively related to Growth Stack.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for our share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. The Company recognized $0 and $18,250 of revenue during the years ended October 31, 2021 and 2020, respectively related to Pick A Toilet. As a result of collecting no revenue in 2021, we have recognized an impairment of $161,000 which was the unamortized royalty interest at the time of impairment, remaining interest at October 31, 2021 is $0.

Artist Holdings, LLC

On February 16, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings. The Company recognized $2,500 in revenue during the year ended October 31, 2021 related to Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers. The Company recognized $4,003 in revenue during the year ended October 31, 2021 related to RhymeMakers.

Offito, LLC

On October 15, 2019, we acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. We purchased a royalty interest from Offito for $195,000 which provides us with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. We recognized $0 in revenue during the year ended October 31, 2020.  We recognized an impairment of $184,706 which was the remaining unamortized royalty interest at the time of impairment.  The Operator subsequently went out of business, so the value of the royalty interest is $0 at October 31, 2021 and 2020.

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

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We may incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.  There is a limited history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate sufficient funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss of $331,135 and $483,880 for the years ended October 31, 2021 and 2020, respectively, and we anticipate that we will continue to incur significant operating losses through at least 2022. Additionally, we expect to continue to make significant operating and capital expenditures in 2022 and beyond in connection with our growth and expansion plans. As a result, we may require additional debt or equity financing to sustain our operations and subsequently generate significant additional revenue to achieve profitability, and we cannot assure you that either of these things will ever occur.

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

Our strategy of acquiring, holding and managing royalty interests depends in large part on our ability to benefit from economies of scale. Accordingly, we are actively pursuing additional contracts to purchase royalty interests that we intend to enter into in the future. However, we have presently have no commitments to enter into another contract to purchase royalty interests.

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

We are entirely dependent on the revenue stream from four (4) royalty interests and if we are unable to build a portfolio of royalty interests, or if we do not retain our existing royalty interests, the lack of diversification may negatively impact our operating results.

To date, we have acquired just six (6) royalty interests, one of which has been impaired and one of which is no longer in business. We may not be able to purchase additional royalty interests in a timely manner or at all. Since we only have four (4) royalty interests, our lack of diversification may subject us to numerous additional risks, any or all of which may have a substantial adverse impact upon our business.

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

Our principal assets consist of royalty interests. Royalty interests are considered “Level 3” assets under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our policy is to value royalty interests at our cost less accumulated amortization.

The Company makes investments in cryptocurrencies, including bitcoin.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Volatility in the cryptocurrency market may have an adverse affect on the fair value of assets held by the entity.

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

We file periodic reports with the U.S. Securities and Exchange Commission (“SEC”), including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. We estimate that the costs for these services will exceed $125,000 per year. These fees will be higher if our business volume and activity increases.  These fee obligations will reduce our resources to fund our operations and may prevent us from meeting our normal business obligations. Compliance costs will be charged to operations and will negatively impact our profitability.

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

The impacts of the current COVID-19 pandemic are broad reaching and has impacted the Company’s licensing royalty interests. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

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

We need to improve the design, implementation, and testing of the internal controls over financial reporting requirements. If we are unable to remedy material weaknesses or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, stockholders may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We also could become subject to investigations by the stock exchange if we are ever listed on an exchange, U.S. Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2021: We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our officers and directors, in the aggregate, have the right to vote more than 82% of our outstanding common shares.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including election of our board of directors; removal of any of our directors, amendment of our certificate of incorporation or by-laws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of the date hereof, we will have approximately 11,132,208 shares of common stock issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our stockholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

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

There is no active market for our common stock, which may make it more difficult for you to sell your stock; purchasers of our stock may have difficulty selling their shares.

There is currently no active public trading market for our common stock and an active trading market in our common may not develop or, if developed, may not be sustained. Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “FIGI.”  To date, however, no active public trading market has developed, so purchasers and/or holders of our securities may have difficulty selling their shares should they desire to do so. In the event an active market develops in our securities, it may not be sustained. As a result, you should purchase shares only as a long-term investment, and you must be prepared to hold your shares for an indefinite period.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “FIGI.”  To date, however, no active public trading market has developed. Any over-the-counter market quotations that occur will reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of February 15, 2022, we have a total of 11,132,208 shares of common stock issued and outstanding, held of record by approximately 59 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

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

(b)As of October 31, 2021, we have not issued any awards under the 2019 Plan.

(c)As of October 31, 2021, we have 2,100,000 shares that can be issued under the 2019 Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Annual Report contains forward-looking statements. All statements other than statements of historical fact made in this Annual Report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. See sections titled “Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Annual Report.

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

The impacts of the current COVID-19 pandemic are broad reaching and have impacted the Company’s licensing royalty interests. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

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

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. We purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $30,033 and $51,690 of revenue during the years ended October 31, 2021 and 2020, respectively related to Wiz Motions.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. The Company recognized $38,690 and $32,141 of revenue during the years ended October 31, 2021 and 2020, respectively related to Growth Stack.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for our share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. The Company recognized $0 and $18,250 of revenue during the years ended October 31, 2021 and 2020, respectively related to Pick A Toilet. As a result of collecting no revenue in 2021, we have recognized an impairment of $161,000 which was the unamortized royalty interest at the time of impairment, remaining interest at October 31, 2021 is $0.

Artist Holdings, LLC

On February 16, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings. The Company recognized $2,500 in revenue during the year ended October 31, 2021 related to Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from

RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers. The Company recognized $4,003 in revenue during the year ended October 31, 2021 related to RhymeMakers.

Offito, LLC

On October 15, 2019, we acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. We purchased a royalty interest from Offito for $195,000 which provides us with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. We recognized $0 in revenue during the year ended October 31, 2020.  We recognized an impairment of $184,706 which was the remaining unamortized royalty interest at the time of impairment.  The Operator went out of business, therefore, the value of the royalty interest is $0 at October 31, 2021 and 2020.

Results of Operations

Fiscal year ended October 31, 2021 compared to fiscal year ending October 31, 2020

Revenues

We recognized $66,226 and $102,081 in revenue related to royalty agreements we have with our operators for the years ended October 31, 2021 and 2020.  The decrease in revenue is related to one operator going out of business and a slower start to revenue generating activities of Artist Holdings, LLC and RhymeMakers, LLC.

Operating Expenses

Our operating expenses of $358,762 during the year ended October 31, 2021 decreased from $415,316 for the year ended October 31, 2020.  The primary reasons for the decrease were from decrease in consulting expense of $45,000, decrease in advertising expense of $9,397 offset by increase in dues and subscription of $14,104.

We expect our operating expenses to increase in 2021-2022 as a result of increased operating activity to implement our business plan.

Other Income (expenses)

We generated other income of $122,401 and $14,061 for the year ended October 31, 2021 and 2020.  The increase is primarily related to funds received from a former service provider to settle a dispute on billing of $105,000.

We incurred $161,000 and $184,708 in impairment expense for the year ended October 31, 2021 and 2020.  In 2021, we impaired our Pick-A-Toilet royalty due to the absence of revenue and in 2020 we impaired the Offito royalty because they went out of business.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

The Company received a PPP loan of $11,300 that was forgiven in 2021 and included in other income. The Company received two economic injury disaster loan (“EIDL”) grants in the amount of $1,500 and $5,000 that were included in other income during the year ended October 31, 2020.

Net Loss

We recorded a net loss of $331,135 and $483,880 for the years ended October 31, 2021 and 2020 respectively.

Liquidity and Capital Resources

At October 31, 2021 and 2020, we had total current assets of $790,027 and $1,051,787, respectively, consisting primarily of cash and prepaid expenses.  During the fiscal year ended October 31, 2021, the Company invested $150,014 in cryptocurrencies. We had total current liabilities of $16,794 and $26,474, consisting of general accounts payable, resulting in a net working capital position of $773,233 and $1,025,313, respectively.

Analysis of Cash Flows

For the years ended October 31, 2021 and 2020, the Company used $131,593 and $234,677 in operating activities, made up primarily of the net loss of $331,135 and $483,880, offset by the amortization of royalty interests of $54,355 and $54,792, and the impairment of royalty interests of $161,000 and $184,708, respectively.

Sources and Uses of Cash

For the years ended October 31, 2021 and 2020, the Company invested $125,000 and $430,000 in the acquisition of royalty interests, respectively.

The Company allocated $150,014 to cryptocurrencies for the year ended October 31, 2021.

For the year ended October 31, 2020, the Company raised $520,300 in financing of which $509,000 was received through the private placement offering of 848.34 units. The units were sold at the price of $600 per unit. Each unit consisted of 300 shares of Company common stock, $0.01 per share and a warrant to purchase an additional 300 shares of Company common stock at an exercise price equal to $2.67 per share. Other financing proceeds of $11,300 came from the Paycheck Protection Program. See Note 5- Notes Payable in the notes to the audited financial statements appearing elsewhere in this Annual Report.  We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months, as our projected operating expenses will be approximately $400,000 over the next 12 months.

At October 31, 2021 and 2020, we had no non-cancellable lease obligations and we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

We expect that our cash used in operations will continue to increase during 2022 and beyond as a result of the following planned activities: increased advertising and the build-up of our permanent staffing.

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

Royalty Interests

We have a total of $675,675 invested in royalty interests. Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. We adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with ASC 360-10, impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

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

Cryptocurrencies

The Company made investments in cryptocurrencies, including bitcoin, during the year ended October 31, 2021 of $150,014. Such amounts are included in current assets in the accompanying balance sheets.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Volatility in the cryptocurrency market may have an adverse affect on the fair value of assets held by the entity.

Contractual Obligations

SAFE Agreements

The Company had a Simple Agreement for Future Equity program ("SAFE"). The initial SAFE agreement was the first in a planned series of simple agreements for future equity (collectively, the "Series 1 SAFEs") issued by the Company to investors with identical terms and on the same form, except that the holder, purchase price and date of issuance may differ in each SAFE. Pursuant to the definitions of the Series 1 SAFEs, as amended, the price per share of the Next Equity Financing minus a discount of 45% will be the conversion price. The conversion price will be subject to a Valuation Cap of $15 million. As of October 31, 2019, SAFE convertible contributions amounted to $1,812,000.

During the period ended October 31, 2020, these SAFE agreements converted into 1,647,273 shares of common stock subscribed at the contractual discounted price of $1.10 per share.  As of October 31, 2021, the shares have been considered issued to the shareholders.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this Annual Report.

Changes in Internal Control Over Financial Reporting.

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not Applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

The name, age and position of our officers and directors is set forth below:

Name	Age	Title	Held Position Since
Alton “Ace” Chapman, Jr.	41	Chief Executive Officer, Director	November 2018
Noah Rosenfarb	45	Chief Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors	November 2018
Ronald Rosenfarb, Esq.	49	Chief Operating Officer, Secretary	November 2018

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

Noah Rosenfarb, CPA has been Chairman of the board of directors since November 2018 and Chief Financial Officer since January 2019. Mr. Rosenfarb is also Chief Executive Officer of Freedom adVentures, Inc. a business advisory and consulting firm since February 2018, Chief Executive Officer of Freedom Family Office, LLC an investment advisory firm since April 2007 and Chief Executive Officer of Freedom Advisors, LLC, a consulting firm since January 2007. In addition, Mr. Rosenfarb presently serves on committees for Entrepreneurs' Organization Global Deal Exchange, United Way of Broward County Legacy Society, member of United Way of Broward Toqueville Society, Jewish Federation of Broward County Legacy Society and Jewish Federation of South Palm Beach County Legacy Society. Mr. Rosenfarb has a BS in Accounting from Rutgers College and has been a CPA since 2000. Mr. Rosenfarb’s qualifications to serve on our board of directors include his knowledge of our Company and the Internet industry and his leadership at our company.

Ronald Rosenfarb, Esq. has been Chief Operating Officer since January 2019. Mr. Rosenfarb is also Chief Operating Officer of Freedom adVentures, Inc. a business advisory and consulting firm since January 2018. From August 2011 to December 2017, Mr. Rosenfarb was a Senior Manager at Rosenfarb LLC. Mr. Rosenfarb has a JD from Rutgers Law School and was a member of the New York and New Jersey bar from 1997 to 2018. He is also the author of "Winning with Financial Damages Experts: A Guide for Litigators."

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

Family Relationships

Noah Rosenfarb and Ronald Rosenfarb are brothers.

Involvement in certain legal proceedings

No officer or director has been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Introduction

The information below provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and the other executive officers who were the highest paid during the fiscal year ended October 31, 2021 (collectively, the “named executive officers”), as presented in the tables which follow this introduction.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended October 31, 2021 and 2020.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Total ($) (d)
Alton Chapman, Jr (1) Chief Executive Officer Director	2021 2020	36,000 30,000	36,000 30,000

Noah Rosenfarb (2) Chief Financial Officer Chairman of the Board of Directors	2021 2020	36,000 30,000	36,000 30,000

Ronald Rosenfarb (3) Chief Operating Officer, Secretary	2021 2020	39,123 39,123	39,123 39,123

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

3.Mr. Rosenfarb is our Chief Operating Officer and Secretary. Under the terms of our verbal agreement, he is currently paid a salary of $39,123 per year and is entitled to reimbursement of reasonable business expenses, vacation and sick days in accordance with our corporate policy and any health benefits we may offer employees in the future. Mr. Rosenfarb will devote up to 20 hours per week to our Company. He does not have a non-competition agreement with our Company but is not separately engaged, nor does he anticipate being separately engaged, in the purchase of royalty interests from Internet based businesses.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We may grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. No stock awards, stock options or other Plan or other plan-based awards were granted to our named executive officers or other executive officers as of October 31, 2021 and 2020.

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

Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our named executive officers during the last completed fiscal year.  See Note 9 – Retirement Plan in the notes to the audited financial statements appearing elsewhere in this Annual Report. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2022, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

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

(2)In care of the Company at 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901

(3)If a person listed on this table has the right to obtain additional shares of common stock within 60 days from February 15, 2022, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(4)Based on 11,132,208 shares of common stock outstanding on February 15, 2022.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this Annual Report.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For other information related to this Item 13, See Note 6 – Related Party Transactions in the notes to the audited financial statements appearing elsewhere in this Annual Report.

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

Director Independence

None of our securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. As a result, our board of directors has reviewed their relationship with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our board of directors has affirmatively determined none of the members of our board of directors are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our board of directors. The following members of our board of directors, Alton Chapman, Jr. and Noah Rosenfarb, are not independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full board of directors currently serves in these capacities.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or to be billed to the Company for the fiscal year ended October 31, 2021 and 2020 by Hancock Askew & Co. LLP:

	2021	2020
Audit Fees	$63,618	$49,000
Audit-Related Fees	-	1,900
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$63,618	$50,900

Audit Fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the audit firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed for assurance and related services rendered by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed for tax compliance, tax advice, and tax planning rendered by our independent auditors.

All Other Fees are the aggregate fees billed for products and services rendered by our independent auditors, other than the services reported in the above categories.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by our independent auditors. However, all the services performed by the independent auditors that are described above were pre-approved by the Company’s audit committee.

None of the hours expended by our independent auditor’s engagement to audit the Company’s financial statements for the years ended October 31, 2021 and October 31, 2020 were attributed to work performed by persons other than the independent auditor’s full-time, permanent employees.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Audited Financial Statements are filed as part of this Annual Report:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of October 31, 2021 and 2020

•Statements of Operations for the years ended October 31, 2021 and 2020

•Statements of Stockholders’ Equity for the years ended October 31, 2021 and 2020

•Statements of Cash Flows for the years ended October 31, 2021 and 2020

•Notes to Financial Statements

(b) Exhibits:

•The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2022.

Freedom Internet Group Inc.

By:	/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr.
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman /s/ Noah Rosenfarb	Principal Executive Officer, Director	February 15, 2022
Noah Rosenfarb	Principal Financial Officer, Chairman of the Board of Directors	February 15, 2022

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Freedom Internet Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freedom Internet Group, Inc. (the Company) as of October 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Savannah, Georgia

February 15, 2022

FREEDOM INTERNET GROUP INC.

BALANCE SHEETS

As of October 31, 2021 and 2020

	October 31, 2021	October 31, 2020

ASSETS
Cash and cash equivalents	$628,513	$1,035,120
Prepaid expenses	11,500	16,667
Cryptocurrencies	150,014	-
Total Current Assets	790,027	1,051,787

Royalty interests, net of accumulated amortization of $79,855 and $44,500 respectively	595,820	686,175

Total assets	$1,385,847	$1,737,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$16,794	$26,474
Total current liabilities	16,794	26,474

Non-current Liabilities
Notes payable	-	11,300

Total Liabilities	16,794	37,774

COMMITMENTS AND CONTINGENCIES (See Note 11)

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; $0.01 par value; 5,000,000 issued and outstanding	-	-
Common stock; $0.01 par value; 5,000,000 shares authorized, 11,132,208 and 9,230,400 shares issued and outstanding, respectively	111,321	92,304
Common stock subscribed	-	19,017
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(982,715)	(651,580)
Total Stockholders’ Equity	1,369,053	1,700,188
Total Liabilities and Stockholders’ Equity	$1,385,847	$1,737,962

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF OPERATIONS

For the years ended October 31, 2021 and 2020

	October 31, 2021	October 31, 2020

Revenues
Royalties (net)	$66,226	$102,081

Operating Expenses
Advertising	7,058	16,455
Legal and professional	127,041	143,640
Consulting	25,000	70,000
Salaries and payroll taxes	120,678	107,816
Rent expense	300	650
Amortization of royalty interests	54,355	54,792
Other business expenses	24,330	21,963
Total operating expenses	358,762	415,316

Loss from operations	(292,536)	(313,235)

Other Income (Expense)
Impairment expense	(161,000)	(184,706)
Interest income	5,731	6,667
Settlement income	105,000	-
PPP loan forgiveness	11,300	-
Other	370	7,394
Total other income (expense)	38,599	(170,645)
Net Loss	$(331,135)	$(483,880)

Net loss per common share - basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding - basic	11,132,208	9,276,257
Weighted average shares outstanding - diluted	11,132,208	9,276,257

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended October 31, 2021 and 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance November 1, 2019			9,230,400	92,304	-	(61,536)	(167,700)	(136,932)
Common Stock – subscribed in private placement	-	-	-	-	848	488,296	-	489,143
Common Stock subscribed in SAFE Agreements conversion	-	-	-	-	5,490	1,806,510	-	1,812,000
Warrants issued	-	-	-	-		19,856	-	19,856
Stock Dividend	-	-	-	-	12,679	-12,679	-	-

Net loss	-	-	-	-	-	-	(483,880)	(483,880)
Balance October 31, 2020	-	$-	9,230,400	$92,304		$2,240,447	($651,580)	$1,700,188

Net loss	-	-	-	-	-	-	(331,135)	(331,135)
Common stock subscribed issuance			1,901,808	19,017	(19,017)	-	-	-

Balance October 31, 2021	-	$-	11,132,208	$111,321	-	$2,240,447	($982,715)	$1,369,053

(i)Shares issued to founders originally amounted to 3,076,800 shares.  As a result of the stock split described in Note 7, the total number of shares has increased to 9,230,400 to reflect retroactive application of the stock split.  As the par value of shares did not change, the Company is required to reflect the incremental increase in common stock.  Such adjustment has been reflected as an adjustment to additional paid in capital of the earliest period presented.

The accompanying notes are an integral part these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF CASH FLOWS

For the years ended October 31, 2021 and 2020

	For the year ended October 31, 2021	For the year ended October 31, 2020

Cash flows from operating activities:
Net loss	$(331,135)	$(483,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	54,355	54,792
Forgiveness of PPP funding	(11,300)	-
Impairment of royalty interest	161,000	184,706
Due from related party	-	2,839
Prepaid expenses	5,167	(11,667)
Accounts payable and accrued liabilities	(9,680)	18,533
Net cash used in operating activities	(131,593)	(234,677)

Cash flows from investing activities
Purchase of cryptocurrencies	(150,014)	-
Purchase of royalty interest	(125,000)	(430,000)
Net cash used in investing activities	(275,014)	(430,000)
Cash flows from financing activities
Proceeds from Paycheck Protection Program	-	11,300
Stock subscription	-	489,143
Sale of warrants	-	19,857
Net cash provided from financing activities	-	520,300

Net change in cash and cash equivalents	(406,607)	(144,377)
Cash and cash equivalents, at beginning of period	1,035,120	1,179,497
Cash and cash equivalents, at end of period	$628,513	$1,035,120

Supplemental cash flow information:
Income taxes paid	$10,500	$-

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended October 31, 2021 and 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and, as such, include amounts based on judgments, estimates, and assumptions made by management that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assets that are particularly susceptible to fluctuations in fair value estimates include our cryptocurrency investments and royalty agreements. Following is a description of the more significant accounting policies followed by the Company:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of October 31, 2021 and 2020.

Royalty Interests

Royalty interests are passive (non-operating) agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds to. We adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with ASC 360-10, impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of October 31, 2021 and 2020.

Cryptocurrencies

The Company made investments in cryptocurrencies, including bitcoin, during the year ended October 31, 2021 of $150,014.  Such amounts are included in current assets at original cost in the accompanying balance sheets.

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

Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants.

The Company has excluded all common equivalent shares outstanding for warrants from the calculation of diluted net loss per share because all such securities are anti-dilutive for the periods presented.

3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. we purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $30,033 and $51,690 of revenue during the years ended October 31, 2021 and 2020, respectively related to Wiz Motions.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. The Company recognized $38,690 and $32,141 of revenue during the years ended October 31, 2021 and 2020, respectively related to Growth Stack.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for our share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. The Company recognized $0 and $18,250 of revenue during the years ended October 31, 2021 and 2020, respectively related to Pick A Toilet. As a result of collecting no revenue in 2021, we have recognized an impairment of $161,000 which was the unamortized royalty interest at the time of impairment, remaining interest at October 31, 2021 is $0.

Artist Holdings, LLC

On February 16, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings. The Company recognized $2,500 in revenue during the year ended October 31, 2021 related to Artist Holdings.

RhymeMakers, LLC

On February 19, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers. The Company recognized $4,003 in revenue during the year ended October 31, 2021 related to RhymeMakers.

Offito, LLC

On October 15, 2019, we acquired a royalty interest from Offito, LLC (“Offito”) a limited liability company formed in the State of Wyoming. Offito provides their clients with an application to help monetize their website traffic. We purchased a royalty interest from Offito for $195,000 which provides us with a percentage of all future Net Sales as follows: 50% of the first $10,000, 35% of the next $10,000 and 25% of any amount over $20,000. We recognized $0 in revenue during the year ended October 31, 2020.  We recognized an impairment of $184,706 which was the remaining unamortized royalty interest at the time of impairment.  The Operator went out of business, so the value of the royalty interest is $0 at October 31, 2021 and 2020.

The Company recorded total amortization expense related to the original royalty agreement purchases of $54,355 and $54,792 for the years ended October 31, 2021 and 2020. respectively. The following table summarizes the future amortization of royalty interests as of October 31, 2021:

2022	$45,000
2023	45,000
2024	45,000
2025	45,000
2026	45,000
Thereafter	370,820
Total	$595,820

4. INCOME TAXES

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

As of October 31, 2021 and 2020, Management is evaluating the Act’s impact in the Company’s financial statements. However, there are uncertainties as to how certain Act provisions will be interpreted and implemented, which could impact Management’s overall assessment and the Company’s tax provision and analysis for future years. The components of deferred tax asset at October 31, 2021 and 2020, are as follows:

	2021	2020
Tax loss carryforward related to operations not covered by tax grant	$39,300	$26,055
Less: Valuation Allowance	(39,300)	$(26,055)
Net Deferred tax asset	$-	$-

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. At October 31, 2021 and 2020, the Company recorded a valuation allowance for the entire deferred tax asset due to the uncertainty surrounding the timing of realizing certain tax benefits in future income tax returns. The Company has carryforward losses available to offset future taxable income not covered by the tax grants amounting to $982,715 which expires following the Company’s 20-year exemption period.

5. NOTE PAYABLE

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

During the year ended October 31, 2021, the full amount of $11,300 was forgiven and is included in Other income.

6. RELATED PARTY TRANSACTIONS

The Company is a member of a group of entities affiliated through common management. The Company regularly enters into transactions with related parties, at terms and conditions agreed upon by management of the Company and related parties. Amounts due from/to related parties are non-interest bearing and do not have fixed repayment terms. These amounts are payable and received in the normal course of business and related to operating transactions and cash flows needs. No related party transactions were entered into during the periods covered.

7. COMMON STOCK

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

Common Stock – Private Placement

In June 2020, the Company, through a private offering, offered an aggregate of $1,800,000 of units, each unit consists of a subscription for 300 shares of Company $0.01 par value common stock and a warrant to purchase an additional 300 shares of Company common stock at an exercise price of $2.67 per share.  Units were offered, at a purchase price of $600 per unit. Through October 31, 2021, the Company sold 848.4 units, or a subscription for 254,511 shares of common stock for an aggregate purchase price of $509,000. The subscription included detachable warrants to purchase an additional 254,500 shares at $2.67 per share with a term ending on December 31, 2021.

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

During the year ended October 31, 2020, the Company met the trigger of conversion of the SAFE agreements into shares of its common stock.  Based on the terms of the SAFE Agreements, the conversion price was at a discount of 45% of the equity raise of $6.00 per share or a conversion of $3.30 per share.  Therefore, the $1,812,000 were converted into 1,647,297 shares at a price of $1.10 per share, following the Company’s stock split.

8. STOCK PURCHASE WARRANTS

In July through September 2020, the Company issued warrants in connection with the sales of stock subscriptions as referenced above.  Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2019	-	-
Granted	254,511	$2.67
Forfeit or cancelled	-	-
Exercised	-	-
Balance at October 31, 2020	254,511	$2.67
Granted	-	-
Forfeit or cancelled	-	-
Exercised	-	-
Balance at October 31, 2021	254,511	$2.67

The fair value of the warrants on the date of issuance during 2020 was $19,857 and was determined using the Black-Scholes option pricing model with the following assumptions:

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

9. RETIREMENT PLAN

The Company established the Freedom Internet Group Inc. 401K Plan (i.e., the “Plan”) effective January 1, 2019. The Plan covers all eligible employees that complete at least 1,000 hours of service in a 12-consecutive months period beginning with the first day of employment. Eligible employees can make Employee Deferral Contributions and Voluntary Contributions and received Matching Contributions and Profit-Sharing Contributions on the: a) first day of the first month of the Plan year or b) first day of the seventh month of the Plan year coincident with or next following the date where the employee attains an age of 21 years old and one year of Eligible Service have been completed. The employees may elect to make contributions to the Plan on a pre-tax basis (i.e., Employee Deferral Contributions) up to 100% of the employee’s compensation on a pretax basis or after-tax basis (i.e. Voluntary Contributions) up to 100% of employee’s compensation. However, the combination of the two contributions may not exceed 100% of the employee compensation.

The Company is not obligated to perform matching contributions to the plan and could perform discretionary contributions as decided by management. As of October 31, 2020 and 2021, no contributions to the Plan were made by the Company.

10. SETTLEMENT

On August 24, 2021, the Company entered into a settlement agreement with a prior service provider that resolved all outstanding disputes in exchange for a $105,000 payment from the service provider. On September 7, 2021 the Company received $94,500 directly and $10,500 was withheld for tax purposes.

11. COMMITMENTS AND CONTINGENCIES

Rent Commitment

On November 21, 2018, the Company entered into an ongoing "Virtual Membership Agreement" for the use of an office space with a monthly fixed rate of $75. During the years ended October 31, 2021 and 2020, rent expense amounted to $300 and $650, respectively.

COVID – 19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

The impacts of the current COVID-19 pandemic are broad reaching and have impacted the Company’s licensing royalty interests. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. Continued impacts of the pandemic could materially adversely affect the Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments.

12. SUBSEQUENT EVENTS

Management has determined there were no subsequent events to disclose as of February 15, 2022, the date of this report.

INDEX TO EXHIBITS

The listed exhibits are filed with this Annual Report on Form 10-K.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.1	Form of SAFE Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.2	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.3	Form of Warrant	Incorporated by reference to our Form 8-K/A filed on October 5, 2020
4.4	SAFE Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
4.4	Description of Registrant's Securities	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.1	2019 Stock Incentive Plan	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.2	Amendment No. 1 to 2019 Stock Incentive Plan	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.3	Maxim Partners, LLC Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.4	Maxim Partners, LLC Agreement Addendum	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.5	Wiz Motions LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.6	Offito LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.7	Growth Stack LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.8	Pick A Toilet, LLC Royalty Agreement	Incorporated by reference to our Form 10-Q filed on June 15, 2020
10.9	Artist Holdings, LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on March 5, 2021
10.10	RhymeMakers, LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on March 5, 2021
14.1	Code of Ethics	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
21.1	Subsidiaries	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished
101	XBRL data files of Condensed Financial Statements and Notes contained in this Annual Report on Form 10-K	Furnished