Form 10-Q
period 2022-01-31
Freedom Internet Group Inc.
filed 2022-03-17
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding as of March 17, 2022.

Freedom Internet Group Inc.

Table of Contents

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of January 31, 2022 (unaudited) and October 31, 2021

	January 31, 2022 (Unaudited)	October 31, 2021
ASSETS
Cash and cash equivalents	$391,775	$628,513
Prepaid expenses	11,500	11,500
Crypto currencies	267,233	150,014
Total Current Assets	670,508	790,027

Royalty interests, net of accumulated amortization of $91,105 and $79,855, respectively	584,570	595,820

Total assets	$1,255,078	$1,385,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,480	$16,794
Total current liabilities	1,480	16,794

Total Liabilities	1,480	16,794

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 11,132,208 shares issued and outstanding	111,321	111,321
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(1,098,170)	(982,715)
Total Stockholders’ Equity	1,253,598	1,369,053
Total Liabilities and Stockholders’ Equity	$1,255,078	$1,385,847

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended January 31, 2022 and 2021

(unaudited)

	For the Three Months ended January 31,
	2022	2021

Revenues
Royalties	$12,955	$24,484

Operating Expenses
Advertising	70	6,086
Professional and consulting	63,108	28,629
Salaries and payroll taxes	30,360	19,937
Rent expense	50	75
Amortization of royalty interests	11,250	12,167
Other expenses	11,016	6,278
Total Operating Expenses	115,854	73,172

Loss from operations	(102,899)	(48,688)

Other Income (Expense)
Loss on crypto currency impairment	(15,378)	-
Interest Income	2,762	179
Other	60	212
Total other income (expense)	(12,556)	391
Net Loss	$(115,455)	$(48,297)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	11,132,208	9,230,400
Weighted average shares outstanding - diluted	11,132,208	9,230,400

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended January 31, 2021 and for the three months ended January 31, 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance November 1, 2020	-	$-	9,230,400	$92,304	$19,017	$2,240,447	$(651,580)	$ 1,700,188

Net Loss	-	-	-	-	-	-	(48,297)	(48,297)

Balance, January 31, 2021	-	-	9,230,400	$92,304	$19,017	$ 2,240,447	$ (699,877)	$ 1,651,891

Balance November 1, 2021	-	-	11,132,208	111,321	-	2,240,447	(982,715)	1,369,053

Net Loss	-	-	-	-	-	-	(115,455)	(115,455)

Balance, January 31, 2022	-	$-	11,132,208	$111,321	$-	$2,240,447	$(1,098,170)	$ 1,253,598

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended January 31, 2022 and 2021

(unaudited)

	For the three months ended January 31, 2022	For the three months ended January 31, 2021
Cash flows from operating activities:
Net loss	$ (115,455)	$ (48,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on crypto currency impairment	15,378	-
Amortization of royalty interests	11,250	12,167
Prepaid expenses	-	4,000
Accounts payable and accrued liabilities	(15,314)	(23,485)
Net cash used in operating activities	(104,141)	(55,615)

Cash flows from investing activities
Purchase of crypto currencies	(132,597)	-
Net cash used in investing activities	(132,597)	-

Net change in cash and cash equivalents	(236,738)	(55,615)
Cash and cash equivalents, at beginning of period	628,513	1,035,120
Cash and cash equivalents, at end of period	$ 391,775	$ 979,505

Supplemental cash flow information:
Interest paid	$ -	$ 48
Income taxes paid	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2021.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of January 31, 2022.

Cryptocurrencies

The Company made investments in crypto currencies, including bitcoin, during the three months ended January 31, 2022 and 2021 of $132,597 and $0, respectively.  Such amounts are included in current assets at original cost in the accompanying balance sheets.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.  During the three months ended January 31, 2022, the Company recognized $15,378 in losses on crypto currency impairment.

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements of $11,250 and $12,167, for the three -month periods ended January 31, 2022 and 2021, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - COMMON STOCK

Stock Dividend

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder.  This resulted in 6,158,600 additional shares of common stock being issued to the current shareholders and 1,267,848 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the company has 11,132,208 outstanding. No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

Warrants

At January 31, 2022, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2021	254,511	$ 2.67
Granted	-	-
Forfeit or cancelled	(254,511)	(2.67)
Exercised	-	-
Balance at January 31, 2022	-	$ -

On December 31, 2021, warrants to purchase 254,511 shares of common stock expired unexercised.

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recently filed Annual Report on Form 10-K filed on February 15, 2022; and under Part II, Item 1A. “Risk Factors” contained in this report on Form 10-Q. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10- K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We use a series of quantitative, qualitative, financial, and legal criteria by which we evaluate the potential acquisition of royalty interests. We plan to acquire assets with an income focus, and our target is to acquire assets generating 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target. Among the factors considered are: (1) the business track record of revenue and earnings; (2) the type of business that generates royalties; (3) the experience and skill of the active management team of the business; (4) our assessment of the longevity and staying power of the underlying business; and (5) the potential for revenue growth and capital appreciation.

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

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended January 31, 2022 and 2021

	Three months ended January 31, 2022	Three months ended January 31, 2021	Variance
Revenues	$12,955	$24,484	$(11,529)
Operating Expenses:
Advertising and Marketing	70	6,086	(6,016)
Professional and consulting fees	63,108	28,629	34,479
Salaries and payroll taxes	30,360	19,937	10,423
Rent expense	50	75	(25)
Amortization of Royalty Interests	11,250	12,167	(917)
Other expenses	11,016	6,278	4,738
Total Operating expenses	115,854	73,172	42,682
Other income (expense)	(12,556)	391	(12,947)
Net loss	$(115,455)	$(48,297)	$67,158

Revenues: We generated $12,955 and $24,484 of revenues for the three months ended January 31, 2022 and 2021, respectively. Our revenues came from collection from royalty interests of 2 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue.  Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses increased to $115,854 for the three months ended January 31, 2022 as compared to $73,172 for the three months ended January 31, 2021, a variance of $42,682, generally because of increasing our professional and consulting fees by $34,479.

Our net loss increased from $48,297 to $115,455 primarily due to the reduction in royalty revenue recognized and the increase in the professional and consulting fees, and an increase in loss on crypto currency impairment, offset by a general decrease in advertising and marketing.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2022 as compared to October 31, 2021 reflects a decrease of cash assets of $236,738 due primarily to a net loss of $115,455 and payment of outstanding accounts payable of $15,314 offset by non-cash amortization of royalty interests of $11,250 and loss on crypto currency impairment of $15,378. We invested in cryptocurrencies in the amount of $132,597 during the three months ended January 31, 2022.  We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

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

Impact of Covid-19 Pandemic

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

Off-Balance Sheet Arrangements

As of January 31, 2022, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2022:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of January 31, 2022, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the three months ended January 31, 2022, our Company invested $132,597 of its cash reserves, in cryptocurrencies, including bitcoin.

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

The regulatory regime governing cryptocurrencies is still developing, and regulatory changes or actions may alter the nature of an investment in cryptocurrencies, which could significantly decrease our assets and the cash available to us to acquire additional royalty interests pursuant to our plan of business.

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

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on  the value of the cryptocurrencies we hold and ultimately the cash available for us to acquire additional royalty interests pursuant to our plan of business, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies include, but are not limited to:

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

Our cryptocurrency holdings may be subject to loss, damage, theft or restriction on access, which could decrease the value of our cryptocurrency holdings and significantly decrease our assets and the cash available to us to acquire additional royalty interests pursuant to our plan of business.

A private key, or a combination of private keys, is necessary to control the cryptocurrency holdings stored in our digital wallet(s). Accordingly, any loss of the requisite private keys will result in loss of our cryptocurrency holdings, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal our cryptocurrency holdings. Any errors or malfunctions caused by or otherwise related to our digital wallet to receive and store cryptocurrencies, including failure to properly maintain or secure such digital wallet, may also result in our complete loss of our cryptocurrency holdings. If we lose access to our cryptocurrency holdings, we could suffer a complete loss of their value, which would significantly decrease our assets and the cash available to us to acquire additional royalty interests pursuant to our plan of business

If part or all of our cryptocurrency holdings are lost, stolen or destroyed under circumstances rendering a party liable to our Company, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our Company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrencies. Consequently, we may be unable to replace missing cryptocurrencies or seek reimbursement for any erroneous transfer or theft of our cryptocurrency holdings. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of our Company’s assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2022.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer