Form 10-Q
period 2022-04-30
Freedom Internet Group Inc.
filed 2022-06-14
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding as of June 14, 2022.

Freedom Internet Group Inc.

Table of Contents

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of April 30, 2022 (unaudited) and October 31, 2021

	April 30, 2022 (Unaudited)	October 31, 2021
ASSETS
Cash and cash equivalents	$335,250	$628,513
Prepaid expenses	11,500	11,500
Due from related party	1,215	-
Crypto currencies	270,163	150,014
Total Current Assets	618,128	790,027

Royalty interests, net of accumulated amortization of $102,355 and $79,855, respectively	573,320	595,820

Total assets	$1,191,448	$1,385,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$12,855	$16,794
Total Current Liabilities	12,855	16,794

Total Liabilities	12,855	16,794

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 11,132,208 shares issued and outstanding	111,321	111,321
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(1,173,175)	(982,715)
Total Stockholders’ Equity	1,178,593	1,369,053
Total Liabilities and Stockholders’ Equity	$1,191,448	$1,385,847

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended April 30, 2022 and 2021

(unaudited)

	For the Three Months Ended		For the Six Months Ended

	April 30,		April 30,
	2022	2021	2022	2021

Revenues
Royalties (net)	$12,685	$17,885	$25,640	$42,369

Operating Expenses
Advertising	500	882	570	6,968
Professional and consulting	41,833	62,626	104,940	91,254
Salaries and payroll taxes	30,481	40,904	60,840	60,841
Rent expense	50	75	100	150
Amortization of royalty interests	11,250	13,689	22,500	25,855
Other expenses	7,079	7,942	18,098	14,221
Total Operating Expenses	91,193	126,118	207,048	199,289

Loss from operations	(78,508)	(108,233)	(181,408)	(156,920)

Other Income/(Expense)

Interest income	3,031	180	5,793	358
Loss on crypto currency impairment	-	-	(15,378)	-
Other	474	46	533	258
Total other income/(expense)	3,505	226	(9,052)	616
Net Loss	$($75,003)	($108,007)	($190,460)	($156,304)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	11,132,208	9,230,400	11,132,208	9,230,400
Weighted average shares outstanding - diluted	11,132,208	9,230,400	11,132,208	9,230,400

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and six months ended April 30, 2021 and for the three and six months ended April 30, 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance November 1, 2020	-	$ -	9,230,400	$92,304	$ 19,017	$ 2,240,447	$ (651,580)	$ 1,700,188

Net Loss	-	-	-	-	-	-	(48,297)	(48,297)

Balance, January 31, 2021	-	-	9,230,400	$92,304	$ 19,017	$ 2,240,447	$ (699,877)	$ 1,651,891

Net loss							(108,007)	(108,007)

Balance April 30, 2021	-	-	9,230,400	92,304	19,017	2,240,447	(807,884)	1,543,884

Balance November 1, 2021	-	-	11,132,208	111,321	-	2,240,447	(982,715)	1,369,053

Net Loss	-	-	-	-	-	-	(115,457)	(115,457)

Balance, January 31, 2022	-	$ -	11,132,208	$111,321	$ -	$ 2,240,447	$ (1,098,172)	$ 1,253,596

Net loss							(75,003)	(75,003)

Balance, April 30, 2022	-	$ -	11,132,208	$111,321	$ -	$ 2,240,447	$ (1,173,175)	$ 1,178,593

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended April 30, 2022 and 2021

(unaudited)

	For the six months ended April 30, 2022	For the six months ended April 30, 2021
Cash flows from operating activities:
Net loss	$ (190,460)	$ (156,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on crypto currency impairment	15,378	-
Amortization of royalty interests	22,500	25,855
Due from related party	(1,215)
Prepaid expenses	-	9,000
Accounts payable and accrued liabilities	(3,938)	17,942
Net cash used in operating activities	(157,735)	(103,507)

Cash flows from investing activities
Purchase of royalty interest		(125,000)
Purchase of crypto currencies	(135,528)	(45,000)
Net cash used in investing activities	(135,528)	(170,000)

Net change in cash and cash equivalents	(293,263)	(273,507)
Cash and cash equivalents, at beginning of period	628,513	1,035,120
Cash and cash equivalents, at end of period	$ 335,250	$ 761,613

Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2021.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of April 30, 2022.

Cryptocurrencies

The Company made investments in crypto currencies, including bitcoin, during the six months ended April 30, 2022 and 2021 of $135,528 and $45,000, respectively.  Such amounts are included in current assets at original cost in the accompanying balance sheets.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.  During the six months ended April 30, 2022, the Company recognized an impairment loss of $15,378 on its investment in cryptocurrencies.

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements of $22,500 and $25,855, for the six month periods ended April 30, 2022 and 2021, respectively.

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

NOTE 5 - COMMON STOCK

Stock Dividend

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder. This resulted in 6,158,600 additional shares of common stock being issued to the current shareholders and 1,267,848 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions. After the stock dividend, the Company has 11,132,208 shares outstanding. No effect on the par value of the shares occurred and remains at $0.01. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

Warrants

At April 30, 2022, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2021	254,511	$ 2.67
Granted	-	-
Forfeit or cancelled	(254,511)	(2.67)
Exercised	-	-
Balance at April 30, 2022	-	$-

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

The ultimate correctness of these forward-looking statements depends upon several known and unknown risks and events. We discuss our known material risks under “Risk Factors” in our most recently filed Annual Report on Form 10-K filed on February 15, 2022 and under Part II, Item 1.A. “Risk Factors” contained in this report in Form 10-Q. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly any future Annual Reports on Form 10-K, any Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

Results of Operations for the three months ended April 30, 2022 and 2021

	Three months ended April 30, 2022	Three months ended April 30, 2021	Variance
Revenues	$12,685	$17,885	$(5,200)
Operating Expenses:
Advertising and Marketing	500	882	(382)
Professional and consulting fees	41,833	62,626	(20,793)
Salaries and payroll taxes	30,481	40,904	(10,423)
Rent expense	50	75	(25)
Amortization of Royalty Interests	11,250	13,689	(2,439)
Other expenses	7,079	7,942	(863)
Total operating expenses	91,193	126,118	(34,925)
Other income	3,505	226	3,279
Net loss	$(75,003)	$(108,007)	$33,004

Revenues: We generated $12,685 and $17,885 of revenues for the three months ended April 30, 2022 and 2021, respectively. Our revenues came from collection from royalty interests of 3 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue.  Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses decreased to $91,193 for the three months ended April 30, 2022 as compared to $126,118 for the three months ended April 30, 2021, a variance of $34,925, generally because of decreasing our professional and consulting fees by $20,793 and our salaries by $10,423.

Our net loss decreased from $108,007 to $75,003 primarily due to the reduction of operating expenses and reduction in royalty revenue recognized.

Results of Operations for the six months ended April 30, 2022 and 2021

	Six months ended April 30, 2022	Six months ended April 30, 2021	Variance
Revenues	$25,640	$42,369	$(16,729)
Operating Expenses:
Advertising and Marketing	570	6,968	(6,398)
Professional and consulting fees	104,940	91,254	13,686
Salaries and payroll taxes	60,840	60,841	(1)
Rent expense	100	150	(50)
Amortization of Royalty Interests	22,500	25,855	(3,355)
Other expenses	18,098	14,221	3,877
Total operating expenses	207,048	199,289	7,759
Other income (expense)	(9,052)	616	(8,436)
Net loss	$(190,460)	$(156,304)	$34,156

Revenues: We generated $25,640 and $42,369 of revenues for the six months ended April 30, 2022 and 2021, respectively. Our revenues came from collection from royalty interests of 3 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue.  Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses increased to $207,048 for the six months ended April 30, 2022 as compared to $199,289 for the six months ended April 30, 2021, a variance of $7,759, generally because of increasing our professional and consulting fees by $13,686 offset by reduction of our advertising expense of $6,398.

Our net loss increased from $156,304 to $190,460 primarily due to the reduction in royalty revenue recognized and the increase in the professional and consulting fees, and an increase in loss on crypto currency impairment of $15,378, offset by a general decrease in advertising and marketing.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2022 as compared to October 31, 2021 reflects a decrease of cash assets of $293,263 due primarily to a net loss of $190,460 and payment of outstanding accounts payable of $3,938 offset by non-cash amortization of royalty interests of $22,500 and loss on crypto currency impairment of $15,378. We invested in cryptocurrencies in the amount of $135,528 during the six months ended April 30, 2022.  We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

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

Off-Balance Sheet Arrangements

As of April 30, 2022, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2022:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of April 30, 2022, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

During the six months ended April 30, 2022, our Company invested $135,528 of its cash reserves, in cryptocurrencies, including bitcoin.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2022

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer