Form 10-Q
period 2022-07-31
Freedom Internet Group Inc.
filed 2022-09-19
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to _____

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding as of September 19, 2022.

Freedom Internet Group Inc.

Table of Contents

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of July 31, 2022 (unaudited) and October 31, 2021

	July 31, 2022 (Unaudited)	October 31, 2021
ASSETS
Cash and cash equivalents	$358,212	$628,513
Prepaid expenses	19,000	11,500
Due from related party	1,215	-
Crypto currencies	64,211	150,014
Current portion of notes receivable	9,664	-
Total Current Assets	452,302	790,027

Royalty interests, net of accumulated amortization of $113,605 and $79,855, respectively	562,070	595,820
Notes receivable	56,891	-
Investment (Note 4)	123,445	-
Total assets	$1,194,708	$1,385,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$836	$16,794
Total Current Liabilities	836	16,794

Total Liabilities	836	16,794

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 11,132,208 shares issued and outstanding	111,321	111,321
Common stock payable	95,000	-
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(1,252,896)	(982,715)
Total Stockholders’ Equity	1,193,872	1,369,053
Total Liabilities and Stockholders’ Equity	$1,194,708	$1,385,847

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended July 31, 2022 and 2021

(unaudited)

	For the Three Months Ended		For the Nine months Ended

	July 31,		July 31,
	2022	2021	2022	2021

Revenues
Royalties (net)	$25,691	$17,353	$51,331	$59,723

Operating Expenses
Advertising	-	46	570	7,014
Professional and consulting	22,512	42,095	127,452	133,349
Salaries and payroll taxes	29,906	29,931	90,747	90,772
Rent expense	75	75	175	225
Amortization of royalty interests	11,250	14,250	33,750	40,105
Other expenses	3,383	6,681	21,478	20,902
Total Operating Expenses	67,126	93,078	274,172	292,367
Loss from operations	(41,435)	(75,725)	(222,841)	(232,644)

Other Income/(Expense)
Interest income	2,442	3,541	8,235	3,899
Loss on crypto currency impairment	(40,809)	-	(56,187)	-
Forgiveness of PPP loan	-	11,300	-	11,300
Other	81	70	612	327
Total other income/(expense)	(38,286)	14,911	(47,340)	15,526

Net Loss	$(79,721)	$(60,814)	$(270,181)	$(217,118)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	11,132,208	11,132,208	11,132,208	11,132,208

Weighted average shares outstanding - diluted	11,132,208	11,132,208	11,132,208	11,132,208

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended July 31, 2022 and 2021 (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Common stock payable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance November 1, 2020	-	$ -	9,230,400	$ 92,304	$ 19,017	$ -	$ 2,240,447	$ (651,580)	$ 1,700,188

Net Loss	-	-	-	-	-	-	-	(48,297)	(48,297)

Balance, January 31, 2021	-	$ -	9,230,400	$ 92,304	$ 19,017	$ -	$ 2,240,447	$ (699,877)	$ 1,651,891

Net loss	-	-	-	-	-	-	-	(108,007)	(108,007)

Balance April 30, 2021	-	$ -	9,230,400	$ 92,304	$ 19,017	$ -	$ 2,240,447	$(807,884)	$1,543,884

Net loss	-	-	-	-	-	-	-	(60,814)	(60,814)

Balance, July 31, 2021	-	$ -	9,230,400	$ 92,304	$ 19,017	$ -	$ 2,240,447	$ (868,698)	$ 1,483,070

Balance November 1, 2021	-	-	11,132,208	$ 111,321	$-	$-	$ 2,240,447	$ (982,715)	$ 1,369,053

Net Loss	-	-	-	-	-	-	-	(115,457)	(115,457)

Balance, January 31, 2022	-	$ -	11,132,208	$ 111,321	$ -	$ -	$ 2,240,447	$ (1,098,172)	$ 1,253,596

Net loss	-	-	-	-	-	-	-	(75,003)	(75,003)

Balance April 30, 2022	-	$ -	$11,132,208	$ 111,321	$ -	$ -	$ 2,240,447	$ (1,173,175)	$ 1,178,593

Common stock payable	-	-	-	-	-	95,000	-	-	95,000

Net loss	-	-	-	-	-	-	-	(79,721)	(79,721)

Balance, July 31, 2022	-	$ -	11,132,208	$ 111,321	$ -	$ 95,000	$2,240,447	$ (1,252,896)	$ 1,193,872

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended July 31, 2022 and 2021

(unaudited)

	For the nine months ended July 31, 2022	For the nine months ended July 31, 2021
Cash flows from operating activities:
Net loss	$ (270,181)	$ (217,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on crypto currency impairment	56,187	-
Amortization of royalty interests	33,750	40,105
Forgiveness of PPP loan	-	(11,300)
Due from related party	(1,215)	-
Prepaid expenses	(7,500)	14,000
Accounts payable and accrued liabilities	(15,957)	(1,565)
Net cash used in operating activities	(204,916)	(175,878)

Cash flows from investing activities
Issuance of Notes Receivable	(95,000)	-
Sale of cryptocurrencies	165,143	-
Purchase of royalty interest	-	(125,000)
Purchase of crypto currencies	(135,528)	(148,362)
Net cash used in investing activities	(65,385)	(273,362)

Net change in cash and cash equivalents	(270,301)	(449,240)
Cash and cash equivalents, at beginning of period	628,513	1,035,120
Cash and cash equivalents, at end of period	$ 358,212	$ 585,880

Schedule of Non-Cash Financing Activities
Common-stock payable for investment	95,000	-

Discount on notes receivable in exchange for investment	28,445	-

Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the period ended October 31, 2021.

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

Investments

From time to time, the Company may invest in other Companies and acquire a minority interest.  The Company evaluates each investment in accordance with ASU 2016-01, which provides guidance on the classification and measurement of investments in equity securities.  The Company evaluates accounting for each investment under the equity or cost method depending on whether or not the Company has significant influence or control over the investee.  If an investment is considered an equity investment, when the Company has significant influence over the entity’s decision making and in such case the Company will record its share of earnings in the income statement.  An investment  may  be determined to be measured at cost, when the Company has no control or significant influence in decisions and in such case,  the Company will record its investment at cost and evaluate it for impairment at each period reported.

If the Company were deemed to be in control or the primary beneficiary under variable interest consideration, the Company would consolidate the operations of the underlying investment.

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

The Company recognizes revenue from sales-based royalty interest agreements when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over quarterly or monthly periods, some of which do not line up with the quarterly reporting period of the Company.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of July 31, 2022.

Cryptocurrencies

The Company made investments in crypto currencies, including bitcoin and Ethereum, during the nine-months ended July 31, 2022 and 2021 of $135,528 and $148,362, respectively.  Such amounts are included in current assets at original cost in the accompanying balance sheets, net of impairment.  The Company also sold $165,143 of its portfolio of cryptocurrencies for the nine months ended July 31, 2022.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.  During the nine months ended July 31, 2022, the Company recognized an impairment loss of $56,187 on its investment in cryptocurrencies.

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements $33,750 and $40,105, for the nine-month periods ended July 31, 2022 and 2021, respectively.

NOTE 4 – INVESTMENT IN FINANCIER

Equity Investment

On July 15, 2022, the Company entered into a purchase and sale agreement with Financier LB Group, LLC (“Financier”) where Financier sold the Company 12.5% of the equity interests of Financier. The purchase price is payable as follows: (a) $95,000 in the form of the common stock of the Company which shall be restricted for 12 months, and (b) $95,000 cash at closing in the form of an interest free loan to the seller with the first payment due 30 days following delivery of the Company’s Common Stock, payable in equal installments of $1,583 over sixty months.  As of July 31, 2022, the Company has not issued the common stock to Financier and has recorded a $95,000 common stock payable.   In connection with the purchase, for a period of three years, the Company has the option to purchase the remaining 87.5% outstanding equity of Financier, for $1,330,000.

As of July 31, 2022, the Company has accounted for its investment in Financier using the cost method as the Company does not have the ability to exert significant influence over Financier.

Loan Receivable

As part of the transaction above, the Company issued an interest free loan to Financier in the amount of $95,000.  The Company imputed interest at 15% and as such created a discount to the Notes Receivable in the amount of $28,445, which increased the total investment to $123,445 at July 31, 2022.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - COMMON STOCK

Stock Dividend

On November 2, 2020, our Board of Directors effectuated a three-for-one stock split of our common stock in the form of a stock dividend (the “Stock Split”), so that each stockholder of record as of the close of business on November 2, 2020 received two (2) additional shares of common stock for each share of common stock held by such stockholder.  This resulted in 6,158,600 additional shares of common stock being issued to the current shareholders and 1,267,848 shares set aside for the common stock subscribed for the private placement and the SAFE instrument conversions.  After the stock dividend, the Company has 11,132,208 shares outstanding.  No effect on the par value of the shares occurred and remains at $0.01, par value. All current and prior period amounts related to shares outstanding, price per share and earnings per share in the Company’s financial statements and accompanying notes have been restated to give retroactive presentation related to the stock split.

Warrants

At July 31, 2022, warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2021	254,511	$ 2.67
Granted	-	-
Forfeit or cancelled	(254,511)	(2.67)
Exercised	-	-
Balance at July 31, 2022	-	$-

On December 31, 2021, warrants to purchase 254,511 shares of common stock expired unexercised.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine-months ended July 31, 2022 and 2021, the Company recorded $1,215 and $0, respectively in related party receivables for payments made on behalf of an affiliated entity.

In conjunction with the transaction to acquire an interest in Financier, the Company issued a zero interest rate note in the amount of $95,000, payable in equal installments of $1,583 for a period of sixty months, see Note 4.

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

In addition to offering royalties, we also seek strategic investments in businesses that deal flow for our core offering of royalty financing.  On July 15, 2022 we made such an investment in Financier.  Offering financing to our target audience, Financier has been able to amass deal flow and a relationship with thousands of small businesses in need of financing.  Our investment in Financier encourages a symbiotic relationship wherein clients are referred between the entities.  This strategic investment not only provides deal flow to our Company, but allows us to monetize previously dead leads.

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

In addition to offering royalties, we also seek strategic investments in businesses that deal flow for our core offering of royalty financing.  On July 15, 2022, we made such an investment in Financier.  Offering financing to our target audience, Financier has been able to amass deal flow and a relationship with thousands of small businesses in need of financing.  Our investment in Financier encourages a symbiotic relationship wherein clients are referred between the entities.  This strategic investment not only provides deal flow to our Company, but allows us to monetize previously dead leads.

Results of Operations for the three months ended July 31, 2022 and 2021

	Three months ended July 31, 2022	Three months ended July 31, 2021	Variance
Revenues	$25,691	$17,353	$8,338
Operating Expenses:
Advertising and Marketing	-	46	(46)
Professional and consulting fees	22,512	42,095	(19,583)
Salaries and payroll taxes	29,906	29,931	(25)
Rent expense	75	75	-
Amortization of Royalty Interests	11,250	14,250	(3,000)
Other expenses	3,383	6,681	(3,298)
Total operating expenses	67,126	93,078	(25,952)
Other income (expenses)	(38,286)	14,911	(53,197)
Net loss	$(79,721)	$(60,814)	$18,907

Revenues: We generated $25,691 and $17,353 of revenues for the three months ended July 31, 2022 and 2021, respectively. Our revenues came from collection from royalty interests of 4 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue. Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses decreased to $67,126 for the three months ended July 31, 2022 as compared to $93,078 for the three months ended July 31, 2021, a variance of $25,952, generally because of decreasing our professional and consulting fees by $19,583, and amortization of royalty interests by $3,000, and other expenses by $3,298.

Our net loss increased from $60,814 to $79,721 primarily due to the impairment loss on cryptocurrencies of $40,809 offset by a reduction in operating expenses and increase in royalty revenue recognized.

Results of Operations for the nine months ended July 31, 2022 and 2021

	Nine months ended July 31, 2022	Nine months ended July 31, 2021	Variance
Revenues	$51,331	$59,723	$(8,392)
Operating Expenses:
Advertising and Marketing	570	7,014	(6,444)
Professional and consulting fees	127,452	133,349	(5,897)
Salaries and payroll taxes	90,747	90,772	(25)
Rent expense	175	225	(50)
Amortization of Royalty Interests	33,750	40,105	(6,355)
Other expenses	21,478	20,902	(576)
Total operating expenses	274,172	292,367	(18,195)
Other income (expense)	(47,340)	15,526	(62,865)
Net loss	$(270,181)	$(217,118)	$53,062

Revenues: We generated $51,331 and $59,723 of revenues for the nine months ended July 31, 2022 and 2021, respectively. Our revenues came from collection from royalty interests of 4 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue. Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses decreased to $274,172 for the nine months ended July 31, 2022 as compared to $292,367 for the nine months ended July 31, 2021, a variance of $18,195, generally because of decreasing our advertising and marketing, professional and consulting fees and the amortization of royalty interests.

Our net loss increased from $217,118 to $270,181 primarily due to the impairment loss in cryptocurrencies of $56,187 offset by the decrease in the professional and consulting fees, and advertising and marketing.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2022 as compared to October 31, 2021 reflects a decrease of cash assets of $270,301 due primarily to a net loss of $270,180 and payment of outstanding accounts payable of $15,958 offset by non-cash amortization of royalty interests of $33,750 and loss on crypto currency impairment of $56,187. We invested in cryptocurrencies in the amount of $135,528 during the nine months ended July 31, 2022 and sold $165,143 of cryptocurrencies.  We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

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

Revenue Recognition

The Company recognized revenue from sales-based royalty interest agreements when the later of the following events occur: (1) the subsequent sales occur or (2) the performance obligation to which some or all for the sales-based royalty has been allocated has been satisfied or partially satisfied. The Company deems collection efforts to be the key performance obligation being satisfied, and therefore has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over quarterly or monthly periods, some of which do not line up with the quarterly reporting period of the Company.

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

Investments

From time to time, the Company may invest in other Companies and acquire a minority interest.  The Company evaluates each investment in accordance with ASU 2016-01 which provides guidance on the classification and measurement of investments in equity securities.  The Company evaluates accounting for each investment under the equity or cost method depending on whether or not the Company has significant control over the investee.  If it’s considered an equity investment, then the Company will record its share of earnings in the income statement.  If it’s determined to be measured at cost, then the Company will record its investment at cost and evaluate it for impairment at each period reported.

On July 15, 2022, the Company invested in Financier and evaluated whether or not to account for it using the equity or cost method.  Preliminarily, the Company accounted for it using the Cost Method based on its inability to exercise significant control.

Off-Balance Sheet Arrangements

As of July 31, 2022, we do not have an interest in any off-balance sheet arrangements  that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses identified including (i) lack of written documentation of internal control policies and procedures and (ii) lack of segregation of duties.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2022:

•We do not have written documentation of our internal control policies and procedures.

•Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. As of July 31, 2022, the initiation of transactions and recording of transactions are performed by Ronald Rosenfarb, our Chief Operating Officer.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR RECENT ACQUISITION

Our interest in Financier LB Group, LLC could harm our financial condition.

On July 15, 2022, we acquired 12.5% of the issued and outstanding membership interests of Financier LB Group, LLC a Wyoming limited liability company (“Financier”).  Although we believe this acquisition will bring further strategic relationships and royalty interests for our Company, in the long run, this acquisition has reduced our cash position. To the extent this acquisition does not provide us with an adequate return on investment, our financial condition could be harmed.

GENERAL RISKS RELATED TO OWNING CRYPTOCURRIENCIES

During the nine months ended July 31, 2022, our Company invested $135,528 of its cash reserves in cryptocurrencies including bitcoin and ethereum.

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

The use of cryptocurrencies to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the use of cryptocurrencies is subject to a high degree of uncertainty. The slowing or stopping of the development or acceptance of cryptocurrencies could have a material adverse effect on the value of the cryptocurrencies we hold and ultimately the cash available for us to acquire additional royalty interests pursuant to our plan of business, and we cannot assure you this will not occur. Factors that could affect the expansion or contraction of the use of cryptocurrencies include, but are not limited to:

• Continued worldwide growth in the adoption and use of cryptocurrencies;

• Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of cryptocurrency systems;

• The maintenance and development of the open-source software protocol on which many cryptocurrencies are dependent;

• The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

• General economic conditions and the regulatory environment relating to cryptocurrencies; and

• Negative consumer sentiment and perception of cryptocurrencies in general.

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

Information set forth in Part II, Item 5 below is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On July 15, 2022, our Company entered into a purchase and sale agreement with Financier whereby we acquired 12.5% of the issued and outstanding membership interests of Financier in exchange for: (a) shares of common stock of our Company, which shall be restricted for 12 months, valued at $95,000 and (b) $95,000 cash at closing in the form of an interest free loan to Financier with the first payment due 30 days following delivery of the Company common stock, payable in equal installments of $1,583 over sixty months.  As of the date of this report, we have not issued the common stock to Financier.

Also, in connection with the purchase, for a period of three years, our Company has the option to purchase the remaining 87.5% outstanding equity of Financier, for $1,330,000.

ITEM 6. EXHIBITS.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020

3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020

3.3	Bylaws Amendment No. 1 dated November 14, 2019	Filed herewith

10.1	Purchase and Sale Agreement – Financier	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished herewith
101	XBRL data files of Condensed Financial Statements and Notes contained in this Quarterly Report on Form 10-Q	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2022

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer