Form 10-K
period 2022-10-31
Freedom Internet Group Inc.
filed 2023-02-14
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-56149

Freedom Internet Group Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0910894
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

151 Calle San Francisco, Suite 200 San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

855-422-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,898,707 as of April 30, 2022 (1,901,808 shares at $2.05 per share).

As of February 14, 2023, there were 11,132,208 outstanding shares of the registrant’s common stock, $.01 par value.

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

ITEM 1.BUSINESS

Business Summary

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses, referred to as operators. We provide management consulting services to the operators over the life of the agreement. Royalty interests are non-operating agreements that provide us with contractual rights to a percentage of revenue produced from operators. The revenue generated by operators is typically from physical or digital product sales, subscriptions and advertising.

 We were incorporated in Puerto Rico on November 15, 2018. Our address is 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901 and our telephone number is 855-422-4200. Our website is www.FIGIRoyalty.com. Information contained on our website does not constitute part of this Annual Report.

Principal Services

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses. Royalty interests are non-operating agreements that provide us with contractual rights to revenue produced from our operators. The revenue generated by our operators is typically from physical or digital product sales, subscriptions and advertising.

Our purchase of royalty interests enables entrepreneurs to raise non-dilutive capital and retain control of their businesses. When we enter into royalty interest agreements, our primary objectives are to provide management consulting services and generate revenue streams from our operators and increase our corporate cash flow. In some cases, we may also generate a premium on our original purchase price if a royalty interest is redeemed by an operator or third-party such as a buyer of an operator. We plan to acquire royalty interests that can generate a 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target.

Royalty interests are purchased for a fixed amount in exchange for pre-determined royalty payments. Depending on the unique agreement, (i) royalty payments can be made monthly, quarterly or annually, (ii) royalty payments can be made in perpetuity or for a limited amount of time, (iii) royalty payment calculations can change during the term of the royalty interest agreement based on certain performance metrics or time and (iv) royalty payments can be calculated off gross revenue of our operators, or off net-revenue, which accounts for certain defined adjustments to gross revenue, or off unit sales. Although we presently do not have a plan in place to do so, we may issue shares of our Company common stock to operators, in addition to the payment of cash, in exchange for royalty payments from the operator.

We typically negotiate royalty interests directly from operators, but we may also acquire existing royalty interests from third parties. A key element of our business model is the building of a diversified portfolio of high-quality royalty interests from Internet based businesses.

We currently, and generally at any time, have royalty interest acquisition opportunities in various stages of active review. At this time, we cannot provide assurance that any of the possible transactions under review by us will be concluded successfully.

In addition to offering royalties, we also seek strategic investments in businesses that offer similar products and services that are complementary to our core offering of royalty interests or serve the same customer base we serve. On July 15, 2022 we made such an investment in Financier LB Group (“Financier”). Offering financing to our target audience, they have been able to amass deal flow and a relationship with thousands of small businesses in need of financing. Our investment encourages a symbiotic relationship wherein clients are referred between the entities. This strategic investment not only provides deal flow but allows us to monetize previously dead leads.

Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Freedom Internet Group Inc.

Strategy

We look for businesses operated by managers, referred to as operators, and acquire an interest so that we can participate in the revenue generated by paying up front for the royalty interest and providing management consulting services.

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

We have established our business model based on the premise that acquiring non-operating royalty interests in businesses that can produce above average returns. The key elements of our business model and growth strategy are as follows:

1.Focus on non-operating royalty interests in high-quality Internet based businesses.

2.Negotiate new royalty interest agreements with operators.

3.Acquire pre-existing royalty interests from third parties.

4.Partner with experienced managers that have a proven track record.

5.Provide flexible royalty interest acquisition terms that work for operators and us.

6.Seek strategic investments in businesses that deal flow for our core offering of royalty interests.

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

Artist Holdings, LLC

On February 24, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, (“Artist Holdings”), a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings.

RhymeMakers, LLC

On February 24, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, (“RhymeMakers”), a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers.

Strategic Investment

In addition to offering royalties, we also seek strategic investments in businesses that offer similar products and services that are complementary to our core offering of royalty interests or serve the same customer base we serve. On July 15, 2022, we made such an investment in Financier.  Offering financing to our target audience, they have been able to amass deal flow and a relationship with thousands of small businesses in need of financing.  Our investment encourages a symbiotic relationship wherein clients are referred between the entities.  This strategic investment not only provides deal flow but allows us to monetize previously dead leads.

Sales and Marketing

We presently identify prospective royalty opportunities through personal relationships of our CEO Alton “Ace” Chapman, Jr. In the future, we plan to pay for online advertisements and may enter into third-party marketing agreements to expand our reach. At present, there is no direct correlation between revenues and marketing expenses.

Competition

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing businesses with capital and/or management consulting services, including but not limited to investment banking firms, investment funds, financial institutions, government agencies and private individuals.

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

We have had limited operations to date. Therefore, we have a limited history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We anticipate incurring significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.  There is a limited history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We have experienced operating losses in the past and we may not generate sufficient funds to sustain a level of profitability in the future.

Since our inception, we have incurred significant losses and experienced negative operating cash flow. We incurred a net loss from operations of $409,160 and $331,135 for the years ended October 31, 2022 and 2021, respectively, and we anticipate that we will continue to incur significant operating losses through at least 2023. Additionally, we expect to continue to make significant operating and capital expenditures in 2023 and beyond in connection with our growth and expansion plans. As a result, we will likely require additional debt or equity financing to sustain our operations and subsequently generate significant additional revenue to achieve profitability, and we cannot assure you that either of these things will ever occur.

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

Our strategy of acquiring, holding and managing royalty interests depends in large part on our ability to benefit from economies of scale. Accordingly, we are actively pursuing additional contracts to purchase royalty interests that we intend to enter into in the future. However, we have presently have no commitments to enter into any contract to purchase royalty interests.

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

Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future royalty payments associated with royalty interests. These estimations are based on future events that may or may not occur. Additionally, future events change based on a number of factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate return on investment or rate of return of any royalty interest, and our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted if we receive less revenue from royalty interests than estimated.

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

Our principal assets consist of royalty interests. Royalty interests are considered “Level 3” assets under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our policy is to value royalty interests at our cost less accumulated amortization, and review for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Our Company makes investments in cryptocurrencies, including bitcoin.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Following the period ended October 31, 2022 and prior to the date the Financial Statements are issued, volatility in the cryptocurrency market has had an adverse effect on the fair value of cryptocurrency assets held by our Company.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

On July 15, 2022, we made a strategic investment in Financier, and we may acquire other competing or complementary services, technologies or businesses. Our investment in Financier, and any other future investment or acquisition or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any investment, acquisition or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any such transactions on favorable terms or at all.

Our strategic investment in Financier could harm our financial condition.

On July 15, 2022, we acquired 12.5% of the issued and outstanding membership interests of Financier. Although we believe this acquisition will bring further strategic relationships and royalty interests for our Company, in the long run, this acquisition has reduced our cash position. To the extent this acquisition does not provide us with an adequate return on investment, our financial condition could be harmed.

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

The market for our services is competitive and rapidly changing, and the barriers to entry are relatively low. We experience competition from large established businesses possessing large, existing customer bases, substantial financial resources and established distribution channels. We expect competition to persist and intensify in the future. Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain more widespread market acceptance, any of which could harm our business and our operating results could be harmed. Our principal competitors include any entity or individual providing businesses with capital and/or management consulting services, including but not limited to investment banking firms, investment funds, financial institutions, government agencies and private individuals.

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

We will own royalty interests, and it will be difficult or impossible for us to ensure the businesses are operated in our best interest. We will not have the ability to direct the operations of the assets we have a royalty interest in.

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

There can be no assurances that an operator will have adequate resources, if any, to satisfy any obligations to us under a royalty agreement. Moreover, royalty payments are an obligation of an operator to us, not obligations to our stockholders. Our stockholders will have no recourse directly against operators and stockholders will need to rely on us to pursue remedies against operators in the event of any default.

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

We do not maintain effective internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, stockholders may lose confidence in the accuracy or completeness of our financial reports and the market price of our common stock may decline.

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

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2022: We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.

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

We face growing risks and costs related to cybersecurity threats to our data and customer, employee and operator data, including but not limited to:

•the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, or other events related to our critical information technologies and systems

•the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers, employees, operators and their customers (including via systems not directly controlled by us, such as those maintained by joint venture partners and third-party service providers)

•the reputational and financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our officers, employees, operators and their customers), the transmission of computer malware.

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

We are authorized to issue up to 200,000,000 shares of common stock. As of the date hereof, we have approximately 11,132,208 shares of common stock issued and outstanding. Pursuant to our July 15, 2022 purchase and sale agreement with Financier, we are obligated to issue $95,000 in the form of the common stock of the Company to Financier which shall be restricted for 12 months, As of the date hereof, our Company has not issued the common stock to Financier and has recorded a $95,000 common stock payable. Our board of directors has the authority to cause us to issue additional shares of common stock without the consent of any of our stockholders. Consequently, you may experience more dilution in your ownership of our securities in the future.

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

Secondary trading in our common stock is not be possible in any state in the U.S. unless and until the securities are qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. We cannot assure you that we will be successful in registering or qualifying our securities for secondary trading or identifying an available exemption for secondary trading in our securities in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the securities in any state, the securities could not be offered or sold to, or purchased by, a resident of that state.  If a significant number of states refuse to permit secondary trading in our securities, the market for our securities could be adversely affected.

In the event an active trading market for our common stock develops, the price of our common stock may fluctuate significantly.

In the event an active trading market for our common stock develops, the market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control. Broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

RISKS RELATED TO OWNING CRYPTOCURRIENCIES

The Company made investments in cryptocurrencies, including bitcoin, during the years ended October 31, 2022 and 2021 of $135,528 and $150,014.  Such amounts are included in current assets at original cost, net of impairments in the accompanying balance sheets. As of October 31, 2022, the Company impaired the balance of $120,399, due to the fact that the broker that held the Company’s investments froze the account. The holder of the assets is formalizing a plan of bankruptcy and has notified the Company that it will be March 2023, until each claim is analyzed by the bankruptcy court.

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

We cannot predict with certainty any outcome regarding use of cryptocurrencies, and any of the above factors may have a material adverse effect on the future value of our cryptocurrency holdings.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (OTC Pink) under the symbol “FIGI.”  To date, however, no active public trading market has developed. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of February 14, 2023, we have a total of 11,132,208 shares of common stock issued and outstanding, held of record by approximately 59 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	Not applicable	2,100,000
Equity compensation plans not approved by security holders	0	Not applicable	0
Total	0	Not applicable	2,100,000

1.We have reserved 2,100,000 shares of our common stock for issuance under our 2019 Equity Incentive Plan (the "2019 Plan").

Recent Sales of Unregistered Securities

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

The impacts of the current COVID-19 pandemic are broad reaching and have impacted the Company’s royalty interests. Due to the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company’s future results of operations and cash flows and its ability to raise capital. While we believe we are well positioned in the marketplace to navigate difficult market conditions in times of economic uncertainty, we believe continued impacts of the pandemic could materially adversely affect our Company’s near-term and long-term revenues, earnings, liquidity, and cash flows as the Company’s customers and /or licensees may request temporary relief, delay or not make scheduled payments on their royalty commitments. Additional continued impacts of the pandemic could have an adverse effect on the Company’s ability to raise capital since the spread of COVID-19 has had, and continues to have, a negative impact on the financial markets.

Background Overview

We are engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses. We provide management consulting services to the operators over the life of the agreement. Royalty interests are non-operating agreements that provide us with contractual rights to revenue produced from our operators. The revenue generated by our operators is typically from physical or digital product sales, subscriptions and advertising.

Our purchase of royalty interests enables entrepreneurs to raise non-dilutive capital and retain control of their businesses. When we enter into royalty interest agreements, our primary objectives are to provide management consulting services and generate revenue streams from our operators and increase our corporate cash flow. In some cases, we may also generate a premium on our original purchase price if a royalty interest is redeemed by an operator or third-party such as a buyer of an operator. Pursuant to our business model, we seek to acquire royalty interests that can generate a 15% to 30% internal rate of return, although there can be no guarantee that we will achieve this target.

Royalty interests are purchased for a fixed amount in exchange for pre-determined royalty payments. Depending on the unique agreement, (i) royalty payments can be made monthly, quarterly or annually, (ii) royalty payments can be made in perpetuity or for a limited amount of time, (iii) royalty payment calculations can change during the term of the royalty interest agreement based on certain performance metrics or time and (iv) royalty payments can be calculated off gross revenue of each operator, or off net-revenue, which accounts for certain defined adjustments to gross revenue, or off unit sales. Although we presently do not have a plan in place to do so, we may issue shares of our Company common stock to operators, in addition to the payment of cash, in exchange for royalty payments from the operator.

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

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. We purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $36,182 and $30,033 of revenue during the years ended October 31, 2022 and 2021, respectively related to Wiz.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. The Company recognized $11,000 and $38,690 of revenue during the years ended October 31, 2022 and 2021, respectively related to Growth Stack.

Artist Holdings, LLC

On February 24, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, (“Artist Holdings”), a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings. The Company recognized $2,888 and $2,500 in revenue during the years ended October 31, 2022 and 2021 related to Artist Holdings.

RhymeMakers, LLC

On February 24, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, (“RhymeMakers”), a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers. The Company recognized $1,261 and $4,003 in revenue during the years ended October 31, 2022 and 2021 related to RhymeMakers.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for our share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. The Company recognized no revenue during the years ended October 31, 2022 and 2021, respectively related to Pick A Toilet. As a result of collecting no revenue in 2021, we recognized an impairment of $161,000 which was the unamortized royalty interest at the time of impairment, remaining interest at October 31, 2021 is $0.

Strategic Investment – Financier

On July 15, 2022, we made a strategic investment in Financier, a business that we expect can provide us with a pipeline of deal flow for our core offering of royalty interests.  Our Company entered into a purchase and sale agreement with Financier where Financier sold our Company 12.5% of the equity interests of Financier in exchange for the following: (a) $95,000 in the form of the common stock of our Company which shall be restricted for 12 months, and (b) $95,000 cash at closing in the form of an interest free loan to Financier with the first payment due 30 days following delivery of the common stock of our Company, payable in equal installments of $1,583 over sixty months.  As of the date hereof, our Company has not issued the common stock to Financier and has recorded a $95,000 common stock payable.  In connection with the purchase, for a period of three years, the Company has the option to purchase the remaining 87.5% outstanding equity of Financier, for $1,330,000.

Offering financing to our target audience, Financier has been able to amass deal flow and a relationship with thousands of small businesses in need of financing.  Our investment encourages a symbiotic relationship wherein clients are referred between the entities.  As of October 31, 2022, this strategic investment is in is its infancy stage and outcomes are undetermined.

Results of Operations

Fiscal year ended October 31, 2022 compared to fiscal year ending October 31, 2021

Revenues

We recognized $51,331 and $66,226 in revenue for the years ended October 31, 2022 and 2021.  The decrease in revenue is primarily due to the late payment from Growth Stack for its royalties that are due and a slower start to revenue generating activities of Artist Holdings and RhymeMakers.  Subsequent to October 31, 2022, this operator has paid its royalties that were due.

Operating Expenses

Our operating expenses of $349,303 during the year ended October 31, 2022 decreased from $358,762 for the year ended October 31, 2021.  The primary reasons for the decrease were from decrease in advertising costs of $6,401 and $5,768, reduction in amortization costs and reduction in Legal and professional services offset by an increase in consulting expense of $10,975.

We expect our operating expenses to increase in 2022-2023 as a result of increased operating activity to implement our business plan.

Other Income (expenses)

We generated other income of $9,560 and $122,401 for the years ended October 31, 2022 and 2021.  The decrease is primarily related to funds received from a former service provider to settle a dispute on billing of $105,000 during the year ended 2021.

We incurred $0 and $161,000 in impairment expense on royalty interests for the year ended October 31, 2022 and 2021.  In 2021, we impaired our Pick-A-Toilet royalty due to the absence of revenue.

We recognized impairment of our cryptocurrencies of $120,399 during the year ended October 31, 2022 as compared to $0 in the year ended October 31, 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S economy as federal, state, and local governments react to this public health crisis.

Net Loss

We recorded a net loss of $409,160 and $331,135 for the years ended October 31, 2022 and 2021, respectively due to the items listed above.

Liquidity and Capital Resources

At October 31, 2022 and 2021, we had total current assets of $328,350 and $790,027, respectively, consisting primarily of cash and prepaid expenses.  During the fiscal years ended October 31, 2022 and 2021, the Company invested $135,528 and $150,014 in cryptocurrencies. We had total current liabilities of $14,277 and $16,794, consisting of general accounts payable, resulting in a net working capital position of $314,073 and $773,233, respectively.

Analysis of Cash Flows

For the years ended October 31, 2022 and 2021, the Company used $250,492 and $131,593 in operating activities, made up primarily of the net loss of $409,160 and $331,155, offset by the impairment of cryptocurrencies of $120,399 amortization of royalty interests of $45,000 and $54,355, and the impairment of royalty interests of $ 0 and $161,000, respectively.

Sources and Uses of Cash

For the years ended October 31, 2022 and 2021, our Company used $250,492 and $131,593 in its operating activities The increase was due to increased net loss in 2022 of $78,005.

For the years ended October 31, 2022 and 2021, the Company invested $0 and $125,000 in the acquisition of royalty interests, respectively.  The Company also invested in an outside company in exchange for Company common stock payable and a note receivable for $95,000 during the year ended October 31, 2022.

The company invested $150,014 to cryptocurrencies for the year ended October 31, 2021.  The Company also purchased cryptocurrencies in the amount of $135,528 during the year ended October 31, 2022, however, by the end of the fiscal year, had impaired $120,399 of the investment bringing the total carrying amount to $0 at October 31, 2022.

At October 31, 2022 and 2021, we had no non-cancellable lease obligations and we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

We expect that our cash used in operations will decrease during 2023 and beyond as a result of the following planned activities: decreased advertising. We believe that our existing cash on hand and will provide us with sufficient liquidity to meet our operating needs for the next 12 months, as our projected operating expenses will be approximately $300,000 over the next 12 months.

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

Royalty Interests

We have a total of $675,675 invested in royalty interests. Royalty interests are non-operating agreements that provide us with contractual rights to a percentage of revenue produced from companies we provide funds and management consulting services to. Although most of our royalty interest agreements have a perpetual term, management does not expect these royalty interests to last longer than 15 years due to the rapidly changing environment of a typical operator. Therefore, we have adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years, unless the agreement has a specific life provided. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with ASC 360-10, impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

We recognize revenue under royalty interest agreements when earned over time when it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the services that are transferred to the customer. Because of the uncertainty of collections at the inception of a royalty interest agreement and our lack of historical collection statistics, the Company has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

Cryptocurrencies

The Company made investments in cryptocurrencies, including bitcoin, during the years ended October 31, 2022 and 2021 of $135,528 and $150,014.  Such amounts are included in current assets at original cost, net of impairments in the accompanying balance sheets. As of October 31, 2022, the Company impaired the balance of $120,399, due to the fact that the broker that held the Company’s investments froze the account and recovery of the amount is uncertain as of the date of this report.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Following the period ended October 31, 2022 and prior to the date the Financial Statements are issued, volatility in the cryptocurrency market has had an adverse effect on the fair value of assets held by the entity.

Contractual Obligations

Equity Investment

On July 15, 2022, we made a strategic investment in Financier, a business that we expect can provide us with a pipeline of deal flow for our core offering of royalty interests.  Our Company entered into a purchase and sale agreement with Financier where Financier sold our Company 12.5% of the equity interests of Financier in exchange for the following: (a) $95,000 in the form of the common stock of our Company which shall be restricted for 12 months, and (b) $95,000 cash at closing in the form of an interest free loan to Financier with the first payment due 30 days following delivery of the common stock of our Company, payable in equal installments of $1,583 over sixty months.  As of the date hereof, our Company has not issued the common stock to Financier and has recorded a $95,000 common stock payable.  In connection with the purchase, for a period of three years, the Company has the option to purchase the remaining 87.5% outstanding equity of Financier, for $1,330,000.

As of October 31, 2022, the Company has accounted for its investment in Financier as an equity security in accordance with ASC 321 as the Company does not have the ability to exert significant influence over Financier .

Loan Receivable

As part of the Financier transaction, the Company issued an interest free loan to Financier in the amount of $95,000. The Company imputed interest at 15% and as such created a discount to the Notes Receivable in the amount of $28,445, which increased the total investment to $123,445 at October 31, 2022.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B.OTHER INFORMATION

Not Applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

The name, age and position of our officers and directors is set forth below:

Name	Age	Title	Held Position Since
Alton “Ace” Chapman, Jr.	42	Chief Executive Officer, Director	November 2018
Noah Rosenfarb	46	Chief Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors	November 2018
Ronald Rosenfarb, Esq.	50	Chief Operating Officer, Secretary	November 2018

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

ITEM 11.EXECUTIVE COMPENSATION

Introduction

The information below provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and the other executive officers who were the highest paid during the fiscal year ended October 31, 2022 (collectively, the “named executive officers”), as presented in the tables which follow this introduction.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended October 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Total ($) (d)
Alton Chapman, Jr (1) Chief Executive Officer Director	2022 2021	36,000 36,000	36,000 36,000
Noah Rosenfarb (2) Chief Financial Officer Chairman of the Board of Directors	2022 2021	36,000 36,000	36,000 36,000
Ronald Rosenfarb (3) Chief Operating Officer, Secretary	2022 2021	39,123 39,123	39,123 39,123

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

We may grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. No stock awards, stock options or other Plan or other plan-based awards were granted to our named executive officers or other executive officers as of October 31, 2022 and 2021.

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

Potential Payments Upon Termination or Change In Control

Not applicable.

Compensation of Directors

Our two directors, Alton “Ace Chapman, Jr. and Noah Rosenfarb, also serve as named executive officers. The named executive officers’ compensation described in the above Summary Compensation Table contained in this Item 11. Executive Compensation includes the amount for services rendered to the Company in their capacity as both an officer and a director.

Compensation Policies and Practices as They Relate to Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February [  ], 2023, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

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

———————

(1)As of February 14, 2023, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein.

(2)In care of the Company at 151 Calle San Francisco, Suite 200, San Juan, Puerto Rico 00901

(3)If a person listed on this table has the right to obtain additional shares of common stock within 60 days from February 14, 2023, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(4)Based on 11,132,208 shares of common stock outstanding on February 14, 2023.

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

Transactions With Related Persons

From time to time, the Company pays expenses on behalf of other entities owned by the founding shareholders of the Company.  As of October 31, 2022 and 2021, that balance is $1,214 and $0.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed or to be billed to the Company for the fiscal year ended October 31, 2022 and 2021 by Hancock Askew & Co. LLP:

	2022	2021
Audit Fees	$64,750	$63,618
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$64,750	$63,618

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

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by our independent auditors. However, all the services performed by the independent auditors that are described above were pre-approved by the Company’s audit committee. The Company’s audit committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended by our independent auditor’s engagement to audit the Company’s financial statements for the years ended October 31, 2022 and October 31, 2021were attributed to work performed by persons other than the independent auditor’s full-time, permanent employees.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Audited Financial Statements are filed as part of this Annual Report:

•Report of Independent Registered Public Accounting Firm

•Balance Sheets as of October 31, 2022 and 2021

•Statements of Operations for the years ended October 31, 2022 and 2021

•Statements of Stockholders’ Equity for the years ended October 31, 2022 and 2021

•Statements of Cash Flows for the years ended October 31, 2022 and 2021

•Notes to Financial Statements

(b)Exhibits:

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Annual Report.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2023.

Freedom Internet Group Inc.

By:	/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman, Jr.,
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Alton “Ace” Chapman, Jr.
Alton “Ace” Chapman /s/ Noah Rosenfarb	Principal Executive Officer, Director	February 14, 2023
Noah Rosenfarb	Principal Financial Officer, Chairman of the Board of Directors	February 14, 2023

PART IV – FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Freedom Internet Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Freedom Internet Group, Inc. (the Company) as of October 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Hancock Askew & Co., LLP

Savannah, Georgia

February 14, 2023

FREEDOM INTERNET GROUP INC.

BALANCE SHEETS

As of October 31, 2022 and 2021

	October 31, 2022	October 31, 2021
ASSETS
Cash and cash equivalents	$312,636	$628,513
Prepaid expenses	14,500	11,500
Due from related party	1,214	-
Cryptocurrencies	-	150,014
Total current Assets	328,350	790,027

Royalty interests, net of accumulated amortization of $124,855 and $79,855 respectively	550,820	595,820
Investment	123,445
Notes receivable, net of discount of $28,455 and $0, respectively	66,555	-
Total other assets	740,820	595,820
Total assets	$1,069,170	$1,385,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$14,277	$16,794
Total current liabilities	14,277	16,794

Non-current Liabilities
Notes payable	-	-

Total Liabilities	14,277	16,794

COMMITMENTS AND CONTINGENCIES (See Note 12)

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; $0.01 par value; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 11,132,208 and 11,132,208 shares issued and outstanding, respectively	111,321	111,321
Common stock payable	95,000	-
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(1,391,875)	(982,715)
Total Stockholders’ Equity	1,054,893	1,369,053
Total Liabilities and Stockholders’ Equity	$1,069,170	$1,385,847

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF OPERATIONS

For the years ended October 31, 2022 and 2021

	October 31, 2022	October 31, 2021
Revenues
Royalties (net)	$51,331	$66,226

Operating Expenses
Advertising	657	7,058
Legal and professional	124,300	127,041
Consulting	35,975	25,000
Salaries and payroll taxes	120,653	120,678
Rent expense	250	300
Amortization of royalty interests	45,000	54,355
Other business expenses	22,468	24,330
Total operating expenses	349,303	358,762

Loss from operations	(297,972)	(292,536)

Other Income (Expense)
Loss on cryptocurrencies - Impairment expense	(120,399)	-
Impairment of royalty interest	-	(161,000)
Interest income	8,521	5,731
Settlement income	-	105,000
PPP loan forgiveness	-	11,300
Other	690	370
Total other income (expense)	(111,188)	38,599
Net Loss	$(409,160)	$(331,135)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding - basic	11,132,208	11,132,208
Weighted average shares outstanding - diluted	11,132,208	11,132,208

The accompanying notes are an integral part of these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended October 31, 2022 and 2021

	Preferred Stock		Common Stock		Common Stock Subscribed/	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Equity

Balance November 1, 2020	-	$-	9,230,400	$92,304	$19,017	$2,240,447	($651,580)	$1,700,188

Net loss	-	-	-	-	-	-	(331,135)	(331,135)
Common stock subscribed issuance			1,901,808	19,017	(19,017)	-	-	-

Balance October 31, 2021	-	$-	11,132,208	$111,321	-	$2,240,447	($982,715)	$1,369,053

Net loss	-	-	-	-	-	-	(409,160)	(409,160)
Common stock payable	-	-	-	-	95,000	-	-	95,000

Balance October 31, 2022	-	$-	11,132,208	$111,321	$95,000	$2,240,447	($1,391,875)	$1,054,893

The accompanying notes are an integral part these audited financial statements.

FREEDOM INTERNET GROUP INC.

STATEMENTS OF CASH FLOWS

For the years ended October 31, 2022 and 2021

	For the year ended October 31, 2022	For the year ended October 31, 2021
Cash flows from operating activities:
Net loss	$(409,160)	$(331,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of royalty interests	45,000	54,355
Forgiveness of PPP funding	-	(11,300)
Impairment of cryptocurrencies	120,399	-
Impairment of royalty interest	-	161,000
Due from related party	(1,214)	-
Prepaid expenses	(3,000)	5,167
Accounts payable and accrued liabilities	(2,517)	(9,860)
Net cash used in operating activities	(250,492)	(131,593)

Cash flows from investing activities
Issuance of notes receivable	(95,000)	-
Purchase of cryptocurrencies	(135,528)	(150,014)
Sale of cryptocurrencies	165,143
Purchase of royalty interest	-	(125,000)
Net cash used in investing activities	(65,385)	(275,014)

Cash flows from financing activities
Net cash provided from financing activities	-	-

Net change in cash and cash equivalents	(315,877)	(406,607)
Cash and cash equivalents, at beginning of period	628,513	1,035,120
Cash and cash equivalents, at end of period	$312,636	$628,513

Schedule of non-cash financing activities
Common stock payable for investment	95,000	-
Discount on notes receivable in exchange for investment	28,445	-
Supplemental cash flow information:
Income taxes paid	$-	$10,500

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended October 31, 2022 and 2021

NOTE 1. NATURE OF BUSINESS

On November 15, 2018, (commencement of operations) Freedom Internet Group Inc. (the “Company”) was organized in Puerto Rico to provide Internet-focused entrepreneurs with business consulting services and centralized management services.  The Company is engaged in the business of acquiring, holding and managing royalty interests derived from Internet based businesses.  Royalty interests are non-operating agreements that provide the Company with contractual rights to revenue produced from operators.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of October 31, 2022 and 2021.

Investments

From time to time, the Company may invest in other Companies and acquire a minority interest. The Company evaluates each investment in accordance with ASC 321 or ASC 323, which provides guidance on the classification and measurement of investments in equity securities or equity method investments. The Company evaluates accounting for each investment depending on whether or not the Company has significant influence or control over the investee.  If an investment is considered an equity method investment (i.e., when the Company has significant influence over the entity’s decision making) the Company will record its share of earnings in the income statement.  When the Company has no control or significant influence in decisions, the Company will record its investment at the transaction price and evaluate it for impairment at each period reported when the investment does not have a readily determinable fair value.  If an observable price change occurs in an orderly transaction of the equity investment, the equity investment is measured at its fair value as of the date that the observable transaction occurred.

Royalty Interests

Royalty interests are non-operating agreements that provide us with contractual rights to a percentage of revenue produced from companies that we have executed a royalty interest agreement with. We provide management consulting services to the operators over the life of the agreement. Although most of our royalty interest agreements have a perpetual term, management does not expect these royalty interests to last longer than 15 years due to the rapidly changing environment of a typical operator. Therefore, we have adopted the policy of amortizing the cost of royalty interests using the straight-line method over a period of 15 years, unless the agreement has a specific life provided. Royalty interests are considered a long-lived asset that is required to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In accordance with ASC 360-10, impairment exists for the royalty interests if the carrying amount exceeds the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is required to be recognized if the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

The Company recognizes revenue under royalty interest agreements when earned over time when it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the services that are transferred to the customer. Because of the uncertainty of collections at the inception of a royalty interest agreement and our lack of historical collection statistics, the Company has adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with the quarterly reporting period of the Company.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of October 31, 2022 and 2021.

Cryptocurrencies

The Company made investments in cryptocurrencies, including bitcoin, during the years ended October 31, 2022 and 2021 of $135,528 and $150,014, respectively.  Such amounts are included in current assets at original cost, net of impairments in the accompanying balance sheets.

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

During the year ended October 31, 2022, the cryptocurrency market became more volatile and the broker that held the Company’s cryptocurrency froze the account. Recovery of the cryptocurrency is uncertain as of the date of this report. As such, management of the Company impaired the entire remaining balance of $120,399.

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

NOTE 3. ROYALTY INTERESTS

Wiz Motions, LLC

On October 10, 2019, we acquired a royalty interest from Wiz Motions, LLC (“Wiz”) a limited liability company formed in the State of Wyoming. Wiz provides their clients with custom video animation explainer videos. We purchased a royalty interest from Wiz for $300,000 which provides us with a perpetual 10% of all future gross sales generated by Wiz through www.WizMotions.com and all other sources. The Company recognized $36,182 and $30,033 of revenue during the years ended October 31, 2022 and 2021, respectively related to Wiz.

Growth Stack, Inc.

On November 22, 2019, we acquired a royalty interest from Growth Stack, Inc., (“Growth Stack”) a corporation formed in the State of Nevada. Growth Stack provides their clients with various Internet applications, website tools and information services. We purchased a royalty interest from Growth Stack for $250,000, which provides us with a percentage of all future Net Sales (defined below) as follows: 5% of the first $100,000 of net sales per month, and 3% of the next $100,000 of net sales per month. We will also receive 1% of the net sales in excess of $200,000 per month, until we receive a total of $500,000 in aggregate royalty payments from Growth Stack. We are also entitled to a payment of between $500,000 and $1 million in the event (i) Growth Stack elects to buy-out the royalty interest or (ii) Growth Stack undergoes a change of control. In addition, the Company has the right of first refusal to acquire Growth Stack assets in the event the operator decides to sell, and we have received a personal guarantee for royalty payments due by the principal stockholder of Growth Stack. Royalty payments will be due monthly. The Company recognized $11,000 and $38,690 of revenue during the years ended October 31, 2022 and 2021, respectively related to Growth Stack.

Pick A Toilet LLC

On April 1, 2020, we acquired a royalty interest from Pick A Toilet, LLC, (“Pick A Toilet”), a limited liability company formed in Wyoming. Pick A Toilet provides their clients with advertising and reviews related to the toilet industry. We purchased a royalty interest from Pick A Toilet for $180,000, which provides us a royalty based on 26% of the net sales from the revenues of the websites. At the end of each quarter, we will receive the results from the Operator and subsequently invoice the operator for our share of revenue. Estimated payments of 5% of the value of the $180,000 paid for the royalty interest are due no later than the 5th day of the month following the calendar quarter. The estimates are then compared to the actual and trued up on our Company’s invoice. The Company recognized no revenue during the years ended October 31, 2022 and 2021, respectively related to Pick A Toilet. As a result of collecting no revenue in 2021, we recognized an impairment of $161,000 which was the unamortized royalty interest at the time of impairment, remaining interest at October 31, 2021 was $0.

Artist Holdings, LLC

On February 24, 2021, the Company acquired a royalty interest from Artist Holdings, LLC, ("Artist Holdings”), a limited liability company formed in the State of Arizona. Artist Holdings provides their clients tools and tutorials on creating their art and platforms to buy art pieces from artists. The Company purchased a royalty interest from Artist Holdings for $50,000, which provides us with a perpetual 12.5% of all future net sales generated by Artist Holdings through its websites, training programs, and art brokerage. We have received a personal guarantee for royalty payments due by the principal shareholder of Artist Holdings. The Company recognized $2,888 and $2,500 in revenue during the years ended October 31, 2022 and 2021 related to Artist Holdings.

RhymeMakers, LLC

On February 24, 2021, the Company acquired a royalty interest from RhymeMakers, LLC, (“RhymeMakers”), a limited liability company formed in the State of Wyoming. RhymeMakers provides their clients tools and tutorials on how to rap. We purchased a royalty interest from RhymeMakers for $75,000, which provides us with a perpetual 15% of all net sales generated by RhymeMakers through the website www.rhymemakers.com, thinkific, YouTube and all other sources. Royalty payments are due quarterly. We have received a personal guarantee for royalty payments due by the principal shareholder of RhymeMakers. The Company recognized $1,261 and $4,003 in revenue during the years ended October 31, 2022 and 2021 related to RhymeMakers.

The Company recorded total amortization expense related to the original royalty agreement purchases of $45,000 and $54,355 for the years ended October 31, 2022 and 2021, respectively. The following table summarizes the future amortization of royalty interests as of October 31, 2022:

2023	45,000
2024	45,000
2025	45,000
2026	45,000
2027	45,000
Thereafter	325,820
Total	$550,820

NOTE 4. INCOME TAXES

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

oA fixed income tax rate of four percent (4%) on its Export Services Income ("ESI").

oSixty percent (60%) exemption with respect to the municipal license tax payments imposed by the municipal ordinance in force at the date of approval of this Grant by the Secretary, in the semester of commencement of operations.

oOne hundred percent (100%) exemption from Municipal and State taxes on real and personal property used in the Centralized Management Services activity starting on the date of commencement of operations up until five (5) years thereafter. Once the five (5) year term of total exemption expires, the Company will be subject to the ninety percent (90%) tax exemption for real and personal property used in the Centralized Management Services activity for the remaining period of the Grant.

oNinety percent (90%) of tax exemption for real and personal property used in the Trading Companies activity that will commence for the effective date of the Grant but it shall never be before July 26, 2018, date in which Act No. 157-2018, amending the Act was enacted. On December 10, 2018, the Governor of the Commonwealth of Puerto Rico signed into law Act No. 257-2018 (the “Act”), which amends several provisions of the Puerto Rico Internal Revenue Code of 2011, as amended.

As of October 31, 2022 and 2021, Management is evaluating the Act’s impact in the Company’s financial statements. However, there are uncertainties as to how certain Act provisions will be interpreted and implemented, which could impact Management’s overall assessment and the Company’s tax provision and analysis for future years. The components of deferred tax asset at October 31, 2022 and 2021, are as follows:

	2022	2021
Tax loss carryforward related to operations not covered by tax grant	$55,667	$39,300
Less: Valuation Allowance	$(55,667)	$(39,300)
Net Deferred tax asset	$-	$-

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets may not be realized. At October 31, 2022 and 2021 the Company recorded a valuation allowance for the entire deferred tax asset due to the uncertainty surrounding the timing of realizing certain tax benefits in future income tax returns. The Company has carryforward losses available to offset future taxable income not covered by the tax grants amounting to $1,188,000 which expires following the Company’s 20-year exemption period.

NOTE 5. INVESTMENT IN FINANCIER

Equity Investment

On July 15, 2022, the Company entered into a purchase and sale agreement with Financier LB Group, (“Financier”) where Financier sold the Company 12.5% of the equity interests of Financier.  The purchase price is payable as follows: (a) $95,000 in the form of the common stock of the Company which shall be restricted for 12 months, and (b) $95,000 cash at closing in the form of an interest free loan to the seller with the first payment due 30 days following delivery of the Company’s common stock, payable in equal installments of $1.583 over sixty months.  As of July 31, 2022, the Company has not issued the common stock to Financier and has recorded a $95,000 common stock payable.  In connection with the purchase, for a period of three years, the Company has the option to purchase the remaining 87.5% outstanding equity of Financier for $1,330,000.

As of July 31, 2022, the Company has accounted for its investment in Financier as an equity security in accordance with ASC 321 as the Company does not have the ability to exert significant influence over Financier .

Loan Receivable

As part of the Financier transaction, the Company issued an interest free loan to Financier in the amount of $95,000.  The Company imputed interest at 15% and as such created a discount to the Notes Receivable in the amount of $28,445, which increased the total investment to $123,445 at July 31, 2022. The Company issued a zero interest rate note in the amount of $95,000, payable in equal installments of $1,583 for a period of sixty months.

As of October 31, 2022, the common stock that is payable to Financier has not been issued by management.  According to the payment terms of the loan receivable, payment is not to begin until after Financier receives the stock from the Company.

NOTE 6. NOTE PAYABLE

On July 1 and September 21, 2020, the Company closed two loans of $7,400 and $3,900 (the “PPP loans”) from a commercial bank, pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) pursuant to the CARES Act.  The PPP loan matures on June 30, 2025, and August 30, 2025 and bears an interest rate of 1% per annum.  Payments of principal and interest of any unforgiven balance commence on December 1, 2020.  Under the Paycheck Protection Program Flexibility Act of 2020, (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the PPP) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years).

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

NOTE 7.  RELATED PARTY TRANSACTIONS

The Company is a member of a group of entities affiliated through common management. The Company regularly enters into transactions with related parties, at terms and conditions agreed upon by management of the Company and related parties. Amounts due from/to related parties are non-interest bearing and do not have fixed repayment terms. These amounts are payable and received in the normal course of business and related to operating transactions and cash flows needs. As of October 31, 2022, a related party entity of management owed the Company $1,214.

NOTE 8.   COMMON STOCK

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

NOTE 9. STOCK PURCHASE WARRANTS

Warrants outstanding are as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at October 31, 2021	254,511	$2.67
Granted	-	-
Forfeit or cancelled	(254,511)	(2.67)
Exercised	-	-
Balance at October 31, 2022	-	-

On December 31, 2021, warrants to purchase 254,511 shares of common stock expired unexercised.

NOTE 10.  RETIREMENT PLAN

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

The Company is not obligated to perform matching contributions to the plan and could perform discretionary contributions as decided by management. As of October 31, 2022 and 2021, no contributions to the Plan were made by the Company.

NOTE 11. SETTLEMENT

On August 24, 2021, the Company entered into a settlement agreement with a prior service provider that resolved all outstanding disputes in exchange for a $105,000 payment from the service provider. On September 7, 2021 the Company received $94,500 directly and $10,500 was withheld for tax purposes and was recognized as other income.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. SUBSEQUENT EVENTS

Management has determined there were no subsequent events to disclose as of February 14, 2023 the date of this report.

INDEX TO EXHIBITS

The listed exhibits are filed with this Annual Report on Form 10-K.

SEC Reference Number	Title of Document	Location
3.1	Certificate of Incorporation	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.2	Bylaws	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
3.3	Bylaws Amendment No. 1 dated November 14, 2019	Filed herewith
4.1	Description of Registrant's Securities	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.1	2019 Stock Incentive Plan	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.2	Amendment No. 1 to 2019 Stock Incentive Plan	Incorporated by reference to our Form 10-K filed on February 2, 2021
10.5	Wiz Motions LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.7	Growth Stack, Inc. Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
10.8	Pick A Toilet, LLC Royalty Agreement	Incorporated by reference to our Form 10-Q filed on June 15, 2020
10.9	Artist Holdings, LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on March 5, 2021
10.10	RhymeMakers, LLC Royalty Agreement	Incorporated by reference to our Form S-1 Registration Statement filed on March 5, 2021
14.1	Code of Ethics	Incorporated by reference to our Form S-1 Registration Statement filed on January 10, 2020
21.1	Subsidiaries	Incorporated by reference to our Form 10-K filed on February 15, 2022
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith