Form 10-Q
period 2023-01-31
Freedom Internet Group Inc.
filed 2023-03-22
CIK 1791325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,132,208 shares of common stock outstanding as of March 22, 2023.

Freedom Internet Group Inc.

Table of Contents

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FREEDOM INTERNET GROUP INC.

CONDENSED BALANCE SHEETS

As of January 31, 2023 (unaudited) and October 31, 2022

	January 31, 2023 (Unaudited)	October 31 2022
ASSETS
Cash and cash equivalents	$275,701	$312,636
Prepaid expenses	27,500	14,500
Due from related party	1,214	1,214
Total current assets	304,415	328,350

Royalty interests, net of accumulated amortization of $136,105 and $124,855, respectively	539,570	550,820
Investment	123,445	123,445
Notes receivable, net of discount of $28,455 and $28,455, respectively	66,555	66,555
Total other assets	729,570	740,820
Total Assets	$1,033,985	$1069,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$22,434	$14,277
Total current liabilities	22,434	14,277

Total Liabilities	22,434	14,277

COMMITMENTS AND CONTINGENCIES – NOTE 4

Stockholders’ Equity
Preferred Stock; $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares authorized, 11,132,208 shares issued and outstanding	111,321	111,321
Common stock payable	95,000	95,000
Additional paid in capital	2,240,447	2,240,447
Accumulated deficit	(1,435,217)	(1,391,875)
Total stockholders’ equity	1,011,551	1,054,893
Total Liabilities and Stockholders’ Equity	$1,033,985	$1,069,170

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended January 31, 2023 and 2022

(unaudited)

	For the three months ended January 31,
	2023	2022

Revenues
Royalties, net	$19,875	$12,955

Operating Expenses
Advertising	-	70
Professional and consulting	21,245	63,108
Salaries and payroll taxes	30,382	30,360
Rent expense	75	50
Amortization of royalty interests	11,250	11,250
Other expenses	1,328	11,016
Total operating expenses	64,280	115,854

Loss from operations	(44,405)	(102,899)

Other Income (Expense)
Loss on crypto currency impairment	-	(15,378)
Interest income	946	2,762
Other	117	60
Total other income (expense)	1,063	(12,556)
Net Loss	$(43,342)	$(115,455)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	11,132,208	11,132,208
Weighted average shares outstanding - diluted	11,132,208	11,132,208

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended January 31, 2023 and for the three months ended January 31, 2022

(unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common stock payable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance November 1, 2021	-	$-	11,132,208	$111,321	-	$2,240,447	$(982,715)	$ 1,369,053

Net Loss	-	-	-	-	-	-	(115,455)	(115,455)

Balance, January 31, 2022	-	-	11,132,208	$111,321	$-	$ 2,240,447	$ (1,098,170)	$ 1,253,598

Balance November 1, 2022	-	-	11,132,208	$111,321	$95,000	$2,240,447	$(1,391,875)	$1,054,893

Net Loss	-	-	-	-	-	-	(43,342)	(43,342)

Balance, January 31, 2023	-	$-	11,132,208	$111,321	$95,000	$2,240,447	$(1,435,217)	$1,011,551

The accompanying notes are an integral part of these condensed financial statements.

FREEDOM INTERNET GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended January 31, 2023 and 2022

(unaudited)

	For the three months ended January 31, 2023	For the three months ended January 31, 2022
Cash flows from operating activities:
Net loss	$(43,342)	$(115,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on crypto currency impairment	-	15,378
Amortization of royalty interests	11,250	11,250
Prepaid expenses	(13,000)	-
Accounts payable and accrued liabilities	8,157	(15,314)
Net cash used in operating activities	(36,935)	(104,141)

Cash flows from investing activities
Purchase of crypto currencies	-	(132,597)
Net cash used in investing activities	-	(132,597)

Net change in cash and cash equivalents	(36,935)	(236,738)
Cash and cash equivalents, at beginning of period	312,636	628,513
Cash and cash equivalents, at end of period	$275,701	$391,775

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information under Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended October 31, 2022.

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

Investments

From time to time, the Company may invest in other Companies and acquire a minority interest. The Company evaluates each investment in accordance with Accounting Standards Codification, (“ASC”), 321 or ASC 323, which provides guidance on the classification and measurement of investments in equity securities or equity method investments. The Company evaluates accounting for each investment depending on whether or not the Company has significant influence or control over the investee.  If an investment is considered an equity method investment (i.e., when the Company has significant influence over the entity’s decision making) the Company will record its share of earnings in the statement of operations.  When the Company has no control or significant influence in decisions, the Company will record its investment at the transaction price and evaluate it for impairment at each period reported when the investment does not have a readily determinable fair value.  If an observable price change occurs in an orderly transaction of the equity investment, the equity investment is measured at its fair value as of the date that the observable transaction occurred.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of January 31, 2023 and 2022.

Cryptocurrencies

The Company made investments in crypto currencies, including bitcoin and Ethereum, during the three-months ended January 31, 2023 and 2022 of $- and $132,597, respectively.  Any amounts held were fully impaired at October 31, 2022.

During the three months ended January 31, 2023 and 2022, the Company recognized an impairment loss of $0 and $15,378 on its investment in cryptocurrencies.

NOTE 3 - ROYALTY INTERESTS

The Company recorded total amortization expense related to royalty agreements $11,250, for the three-month periods ended January 31, 2023 and 2022, respectively.

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

Our purchase of royalty interests enables entrepreneurs to raise non-dilutive capital and retain control of their businesses. When we enter into royalty interest agreements, our primary objectives are to generate revenue streams from our operators and increase our corporate cash flow. In some cases, we may also generate a premium on our original purchase price if a royalty interest is redeemed by an operator or third-party such as a buyer of an operator. We plan to acquire royalty interests that can generate internal rates of return, although there can be no guarantee that we will achieve this target.

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

Results of Operations for the three months ended January 31, 2023 and 2022

	Three months ended January 31, 2023	Three months ended January 31, 2022	Variance
Revenues	$19,875	$12,955	$6,920
Operating Expenses:
Advertising and Marketing	-	70	(70)
Professional and consulting fees	21,245	63,108	(41,863)
Salaries and payroll taxes	30,382	30,360	22
Rent expense	75	50	25
Amortization of Royalty Interests	11,250	11,250	-
Other expenses	1,328	11,016	(9,688)
Total operating expenses	64,280	115,854	(51,574)
Other income (expenses)	1,063	(12,556)	13.619
Net loss	$(43,342)	$(115,455)	$72,113

Revenues: We generated $19,875 and 12,955 of revenues for the three months ended January 31, 2023 and 2022, respectively. Our revenues came from collection from royalty interests of 4 operators. We currently have royalty interests associated with 4 active operators. Operators pay royalties quarterly, based on their operational revenue. Revenue generated each quarter varies depending on the operators’ revenue earned.

Operating Expenses: Overall operating expenses decreased to $64,280 for the three months ended January 31, 2023 as compared to $115,854 for the three months ended January 31, 2022, a variance of $51,574, generally because of decreasing our professional and consulting fees by $41,863 and our other expenses by $9,688.

Our net loss decreased from $115,455 to $43,342 primarily due to the impairment loss on cryptocurrencies of $15,378 recorded in the three months ended January 31, 2022, offset by a reduction in operating expenses and increase in royalty revenue recognized.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2023 as compared to October 31, 2022 reflects a decrease of cash assets of $36,935 due primarily to a net loss of $43,342 and delaying payment of outstanding accounts payable of $8,157 and an increase in prepaid expenses related to services to be performed subsequent to January 31, 2023, offset by non-cash amortization of royalty interests of $11,250. We invested in cryptocurrencies in the amount of $132,597 during the three months ended January 31, 2022. We currently have enough cash on hand to fund ongoing operations without the present need to raise additional capital for the next 12 months.

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

Revenue Recognition

We recognize revenue under royalty interest agreements when earned over time when it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the services that are transferred to the customer. Because of the uncertainty of collections at the inception of a royalty interest agreement and our lack of historical collection statistics, we have adopted the approach of recognizing revenue based on customer collections. The operators that are parties to the royalty agreements, are typically structured to report and pay percentages of revenue earned over a quarterly period, some of which do not line up with our quarterly reporting period.

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

Investments

From time to time, the Company may invest in other Companies and acquire a minority interest.  The Company evaluates each investment in accordance with Accounting Standards Update, “(ASU”) 2016-01 which provides guidance on the classification and measurement of investments in equity securities.  The Company evaluates accounting for each investment under the equity or cost method depending on whether or not the Company has significant control over the investee.  If it’s considered an equity investment, then the Company will record its share of earnings in the statement of operations.  If it’s determined to be measured at cost, then the Company will record its investment at cost and evaluate it for impairment at each period reported.

Our interest in Financier LB Group, LLC could harm our financial condition.

On July 15, 2022, we acquired 12.5% of the issued and outstanding membership interests of Financier LB Group, LLC a Wyoming limited liability company (“Financier”).  Although we believe this acquisition will bring further strategic relationships and royalty interests for our Company, in the long run, however, there is no assurance of that and this acquisition has reduced our cash position. To the extent this acquisition does not provide us with an adequate return on investment, our financial condition could be harmed.

Off-Balance Sheet Arrangements

As of January 31, 2023, we do not have an interest in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized , and reported~~,~~  within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated our management, including our CEO and CFO, as appropriate , to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting and a failure to have written documentation of our internal policies and procedures as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Quarterly Report on Form 10-Q. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties and lack of written documentation of our internal policies and procedures, as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no sales of unregistered securities during the quarter that have not been previously disclosed. .

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2023.

Freedom Internet Group Inc. Registrant

By:	/s/ Alton Chapman
Alton Chapman
Principal Executive Officer

/s/ Noah Rosenfarb
Noah Rosenfarb
Principal Financial Officer